Form 10-Q
period 1993-11-30
HILLHAVEN CORP
filed 1994-01-12
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                            Form 10-Q

(MARK ONE)

 X      Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended November 30, 1993.

                                               OR

        Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the transition period from        to       .

                                 Commission file number 1-10426


                                    THE HILLHAVEN CORPORATION
                     (Exact name of registrant as specified in its charter)


                             FOR THE QUARTER ENDED NOVEMBER 30, 1993


              Nevada                                        91-1459952
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                                       1148 Broadway Plaza
                                        Tacoma, WA  98402
                            (Address of principal executive offices)
                                         (206) 572-4901
                      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X    No


The number of shares of Common Stock, par value $.75 per share, outstanding on January 1, 1994: 21,020,699.

                                    THE HILLHAVEN CORPORATION


                                              INDEX


                                 PART I.  FINANCIAL INFORMATION



                                                                                  Page No.
Item 1.        Financial Statements:

               Consolidated Balance Sheets as of
               November 30, 1993 and May 31, 1993                                       1

               Consolidated Statements of Operations for
               the Three Months and Six Months Ended
               November 30, 1993 and 1992                                               3

               Consolidated Statements of Cash Flows
               for the Six Months Ended
               November 30, 1993 and 1992                                               5

               Notes to Consolidated Financial Statements                               7


Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                              11



                                   PART II.  OTHER INFORMATION


Item 2.        Changes in Securities                                                   19

Item 4.        Submission of Matters to a Vote of
                  Security Holders                                                     20

Item 6.        Exhibits and Reports on Form 8-K                                        20

               Signature                                                               22




NOTE: Items 1, 3 and 5 of Part II are omitted because they are not applicable.






                                           THE HILLHAVEN CORPORATION

                                          CONSOLIDATED BALANCE SHEETS

                                      November 30, 1993 and May 31, 1993
                                                (In thousands)



                                                                         November 30,            May 31,
                                                                             1993                 1993
                                                                          (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                               $        47,716      $        73,159
  Accounts and notes receivable, less
     allowance for doubtful accounts of
     $9,036 at November 30, 1993 and
     $8,700 at May 31, 1993                                                       132,093              131,383
  Inventories                                                                      21,005               21,527
  Prepaid expenses and other current assets                                        23,531               29,078

          Total current assets                                                    224,345              255,147

Long-term notes receivable, less allowance
  for doubtful accounts of $11,626 at
  November 30, 1993 and $11,386 at May 31, 1993                                    91,630              112,506
Property and equipment, net                                                       791,900              766,998
Net assets held for disposition                                                       ---               29,122
Intangible assets, net of accumulated
  amortization of $17,016 at November 30, 1993
  and $16,128 at May 31, 1993                                                      33,600               20,305
Other noncurrent assets                                                            57,718               34,159

                                                                          $     1,199,193      $     1,218,237

















See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                           THE HILLHAVEN CORPORATION

                                          CONSOLIDATED BALANCE SHEETS

                                      November 30, 1993 and May 31, 1993
                                   (In thousands, except share information)



                                                                         November 30,            May 31,
                                                                             1993                 1993
                                                                          (unaudited)

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                       $        44,974      $        18,835
  Accounts payable                                                                 55,942               61,423
  Employee compensation and benefits                                               47,439               54,370
  Other accrued liabilities                                                        47,773               42,649

       Total current liabilities                                                  196,128              177,277

Debt payable to NME, a related company                                              9,094              147,160

Other long-term debt                                                              614,458              671,088

Other long-term liabilities                                                        45,014               42,486

Stockholders' equity:
  Series C Preferred Stock, $0.15 par value;
     35,000 shares authorized, issued and
     outstanding (liquidation preference
     of $35,000)                                                                        5                    5
  Series D Preferred Stock, $0.15 par value;
     300,000 shares authorized, 120,000 issued and
     outstanding (liquidation preference
     of $120,000)                                                                      18                  ---
  Common stock, $0.75 par value; 60,000,000
     shares authorized; 21,020,060 and
     20,978,862 issued and outstanding at
     November 30, 1993 and May 31, 1993                                            15,765               15,734
  Additional paid-in capital                                                      327,551              208,157
  Accumulated deficit                                                              (4,642)             (37,538)
  Unearned compensation                                                            (4,198)              (6,132)

       Net stockholders' equity                                                   334,499              180,226

                                                                          $     1,199,193      $     1,218,237




See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                           THE HILLHAVEN CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months and Six Months Ended November 30, 1993 and 1992
                                                  (Unaudited)
                                                (In thousands)


                                              Three Months             Six Months
                                            1993        1992        1993        1992
Net operating revenues                    $     361,427     $     342,681     $     716,241     $     674,673

Expenses:
  Operating and
     administrative                             310,258           292,205           613,400           576,946
  Depreciation and
     amortization                                13,466            13,360            27,031            26,496
  Rent                                           13,091            13,372            25,943            25,755
  Interest                                       12,175            14,177            26,420            28,144
  Guarantee fees                                  1,620             2,408             4,071             4,825
  Restructuring                                 (21,904)            2,074           (20,225)            3,713

     Total expenses                             328,706           337,596           676,640           665,879

Operating income                                 32,721             5,085            39,601             8,794
Interest income                                   3,245             4,042             7,135             7,659

Income before income taxes,
  extraordinary charge and
  cumulative effect of
  accounting change                              35,966             9,127            46,736            16,453
Income tax (expense)
  benefit                                       (10,154)            1,990           (12,900)            3,467
Income before extraordinary
  charge and cumulative
  effect of accounting
  change                                         25,812            11,117            33,836            19,920
Extraordinary charge -
  early extinguishment
  of debt net of income
  tax benefit of $426                              (940)              ---              (940)              ---
Cumulative effect of
  change in accounting
  for income taxes                                  ---               ---               ---            (1,103)

Net income                                $      24,872     $      11,117     $      32,896     $      18,817






See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                           THE HILLHAVEN CORPORATION

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months and Six Months Ended November 30, 1993 and 1992
                                                  (Unaudited)
                                   (In thousands, except per share amounts)


                                              Three Months             Six Months
                                            1993        1992        1993        1992
Primary income per common
  share:
  Income from operations                        $ .98             $ .46             $1.30             $ .84
  Extraordinary charge                           (.04)              ---              (.04)              ---
  Cumulative effect of
     accounting change                            ---               ---               ---              (.05)

  Net income                                    $ .94             $ .46             $1.26             $ .79

Fully diluted income per
  common share:
  Income from operations                        $ .77             $ .41             $1.05             $ .74
  Extraordinary charge                           (.03)              ---              (.03)              ---
  Cumulative effect of
     accounting change                            ---               ---               ---              (.04)

  Net income                                    $ .74             $ .41             $1.02             $ .70

Weighted average common
  shares and equivalents
  outstanding:
     Primary                                   23,601            23,131            23,469            23,084
     Fully diluted                             32,253            28,621            32,243            27,928



















See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                           THE HILLHAVEN CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Six Months Ended November 30, 1993 and 1992
                                                  (Unaudited)
                                                (In thousands)


                                                                               1993            1992
Net cash provided by operating activities
  (including changes in all operating
  assets and liabilities)                                                     $      34,755   $      31,514

Cash flows from investing activities:
  Purchases of property and equipment                                               (17,928)       (13,115)
  Purchase of previously leased
     nursing centers                                                                 (1,575)        (7,392)
  Proceeds from sales of property
     and equipment                                                                      490         16,789
  Proceeds from collection of notes
     receivable                                                                      15,908         15,961
  (Investments in) distributions from
     joint ventures and partnerships                                                  1,543           (865)
  Increase in intangible assets                                                     (14,683)        (3,318)
  Increase in other noncurrent assets                                               (12,647)           (90)

       Net cash provided by (used in)
          investing activities                                                      (28,892)         7,970

Cash flows from financing activities:
  Net increase (decrease) in borrowings
     under revolving lines of credit                                                 16,000        (13,000)
  Proceeds from long-term borrowings                                                355,548         86,389
  Payments of principal on long-term debt                                          (462,446)      (106,675)
  Proceeds from sale of preferred stock                                              63,399            ---
  Other, net                                                                         (3,807)       (11,110)

       Net cash used in financing
          activities                                                                (31,306)       (44,396)

Net decrease in cash                                                                (25,443)        (4,912)
Cash and cash equivalents at beginning
  of period                                                                          73,159         45,932

Cash and cash equivalents at end of period                                    $      47,716   $     41,020










                                           THE HILLHAVEN CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Six Months Ended November 30, 1993 and 1992
                                                  (Unaudited)
                                                (In thousands)


                                                                               1993            1992
Supplemental disclosures

  Cash paid for:
     Interest                                                                 $      20,985   $     28,259
     Income taxes                                                                     6,983          3,649

  Noncash investing and financing activities:
     Acquisition of previously leased
       nursing centers
          Long-term debt incurred                                                    13,705         32,149
          Adjustment to property and
            equipment and capital
            lease obligations                                                        23,600          6,780

     Notes receivable issued in connection
       with sale of nursing centers                                                     ---         33,064

     Preferred stock issued to retire debt                                           56,601            ---

     Consolidation of a previously
       unconsolidated investee
          Increase in assets                                                          2,323          4,155
          Increase in liabilities                                                     2,641          4,942




















See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    THE HILLHAVEN CORPORATION

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In thousands, except share information)



1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of The Hillhaven Corporation ("Hillhaven" or "the Company") as of and for the periods indicated. Hillhaven presumes that users of the interim financial information herein have read or have access to the Company's audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Hillhaven's most recent annual report to stockholders have been omitted.

        In December 1993, the Company announced the completion of its facility disposition program (Note 3). Accordingly, the revenues and expenses related to facilities previously held for disposition have been reclassified to ongoing operations in the consolidated statement of operations for all periods presented. In addition, certain other reclassifications of prior year amounts have been made to conform to current year classifications. The financial information herein is not necessarily representative of a full year's operations.

2. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses.
        Provisions totalled $1,400, $2,666, $1,222 and $4,033 for
        the three months and six months ended November 30, 1993 and 1992, respectively.

3. On December 5, 1991, Hillhaven announced a restructuring plan which included the disposition of 82 nursing centers over an estimated 24-month period. A restructuring charge of $90,000 was recorded in the quarter ended November 30, 1991, which included provisions for losses on disposition of the 82 nursing centers, operating losses of these centers during the disposition period and other related costs. As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers as well as three retirement housing facilities which prior to March 1, 1992 had been recorded as discontinued operations. Definitive agreements were in place to sell an additional nine of the nursing centers held for disposition. During the three months ended November 30, 1993, the Company reviewed its asset disposition program; because of improvements in reimbursement rates and results of operations and the

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Continued)


        difficult financing environment for nursing facilities and other real estate assets, the Company decided not to pursue the sales of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets. Assets related to the Company's restructuring program were as follows:

                                             September 1,             May 31,
                                                 1993                  1993
        Assets                                 $      85,183          $      85,768
        Restructuring reserve                        (54,550)               (56,646)

        Net assets                             $      30,633          $      29,122



        Accrued loss reserves remaining at the date of reinstatement were comprised of $17,668 for losses from operations and $36,882 for estimated future losses on sale. Pretax losses charged to the reserve were as follows:

                                  Three months ended                Six months ended
                                     November 30,                     November 30,
                                    1993      1992                   1993      1992
        Loss from
          operations               $       ---    $     1,256       $       235    $     4,016
        Loss on
          dispositions                     ---          6,314             1,860         29,433

                                   $       ---    $     7,570       $     2,095    $    33,449


        Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. Total revenues and expenses of these facilities were as follows:

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Continued)

                                  Three months ended                Six months ended
                                     November 30,                     November 30,
                                    1993      1992                   1993      1992

        Revenues                   $    30,335    $    29,191       $    60,661    $    57,185
        Expenses                        28,761         27,117            57,408         53,472

        Income from
          operations
          before income
          taxes                    $     1,574    $     2,074       $     3,253    $     3,713



        Net assets of these facilities, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.


4. The income tax expense reported for the three months and six months ended November 30, 1993 differs from expected income tax expense on pretax income as the result of current tax credits, increased deferred tax benefits related to an increase in the statutory federal income tax rate from 34% to 35% and a reduction in the valuation allowance for deferred tax assets related to corresponding increases in forecasted earnings for future years. For the Company to realize its net deferred tax assets, it must continue to achieve future pretax earnings. Although the Company believes such pretax earnings will be achieved, a lack of earnings could result in an increased provision for income taxes.


5. In September 1993, Hillhaven substantially completed a recapitalization plan (the "Recapitalization") which includes the modification of the Company's relationship with National Medical Enterprises, Inc. (NME) to (i) purchase the remaining 23 nursing centers leased from NME for a purchase price of $111,800, (ii) repay all existing debt to NME in the aggregate principal amount of $147,202,
        (iii) release NME guarantees on approximately $400,000 of debt, (iv) limit the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) amend existing agreements to eliminate obligations of NME to provide additional financing to the Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           (Continued)



        payable-in-kind Series D Preferred Stock, (ii) the incurrence of up to $360,000 of term loans, letters of credit and working capital loans, (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001 and
        (iv) the use of available cash.


6. On September 28, 1993, the Company's stockholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to effect a reverse split of all authorized shares of Hillhaven Common Stock. A one-for-five reverse stock split was effected on November 1, 1993 which resulted in a decrease in the number of authorized shares of common stock from 300,000,000 to 60,000,000 and an increase in the par value of the common stock from $.15 to $.75 per share. Accordingly, all share and per share data have been restated to retroactively reflect the reverse stock split.


7. On December 31, 1993, Hillhaven completed the sale of thirteen nursing centers, nine of which had previously been held for disposition (Note 3). The Company received cash for the $15,594 sales price.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
(Dollars in thousands, except per patient day amounts)



The following material should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto. All references in this discussion and analysis to years are to fiscal years of the Company ended May 31 of such year.

In the 1994 second quarter, Hillhaven realized earnings of $24,872 compared to $11,117 in the prior year period. Net income for the six months ended November 30, 1993 and 1992 amounted to $32,896 and $18,817, respectively. Income from operations before income taxes and extraordinary charges increased to $35,966 in the second quarter from $9,127 in the prior year period, and to $46,736 in the six months ended November 30, 1993 from $16,453 in the same period in the prior year. Current year earnings include a $21,904 pretax restructuring credit, as described below.


Conclusion of the Disposition Program

On December 5, 1991, Hillhaven announced a restructuring plan which included the disposition of 82 nursing centers over an estimated 24-month period. As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers as well as three retirement housing facilities which prior to March 1, 1992 had been recorded as discontinued operations. Definitive agreements were in place to sell an additional nine of the nursing centers held for disposition. During the 1994 second quarter, the Company reviewed its asset disposition program; because of improvements in reimbursement rates and results of operations and the difficult financing environment for nursing facilities and other real estate assets, the Company decided not to pursue the sale of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets.

Accrued loss reserves remaining at the date of reinstatement amounted to $54,550. Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. See
Note 3 of Notes to Consolidated Financial Statements. Net assets of these facilities, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



Results of Operations

Net operating revenues were $361,427, $716,241, $342,681 and $674,673 in the three and six months ended November 30, 1993 and 1992, respectively. Operating income before property-related expenses (which are comprised of rent, depreciation and amortization, interest and guarantee fees) and restructuring charges and credits for the three and six months ended November 30, 1993 was $51,169 (14.2% of net operating revenues) and $102,841 (14.4% of net operating revenues), respectively, an increase of approximately 1.4% and 5.2% from $50,476 (14.7% of net operating revenues) and $97,727 (14.5% of net operating revenues) in the same periods in the prior year.

The following table summarizes selected operating statistics:

                                                                 At November 30,
                                                                1993         1992
Nursing Centers
  Number of nursing centers                                           284               294
  Number of licensed beds                                          35,141            36,337
  Centers managed for others                                           17                17

Pharmacy Outlets                                                       81               122

Retirement Housing Communities                                         20                23



Nursing center net operating revenues, comprised primarily of patient revenues, increased 6.6% and 7.4% in the three and six months ended November 30, 1993 and 1992 to $310,544 and $615,537, respectively, from $291,325 and $572,905 in the same periods in the prior year. These operations constituted approximately 86% of Hillhaven's total net operating revenues in both the three and six months ended November 30, 1993 and 85% in the prior year periods. Rehabilitation therapy and subacute care services constituted, respectively, approximately 24% and 18% of nursing center net operating revenues in the current and prior year quarters and 23% and 17% in the six months ended November 30, 1993 and 1992. These results reflect the continued emphasis by the Company on these higher margin services and the expansion of such operations.

Net patient revenues per patient day increased by 6.7% and 8.2% in the three and six months ended November 30, 1993 to $100.45 and $99.41, respectively, from $94.15 and $91.88 in the same periods in the prior year. These increases were due to overall increases in rates for each payor type as well as higher levels of rehabilitation and subacute care services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



Average occupancy in the owned and leased nursing centers operated by the Company was unchanged at 93.8% for the current and prior year quarter and 93.6% for the six months ended
November 30, 1993 and 1992.

Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below:

                                     Three Months Ended            Six Months Ended
                                        November 30                   November 30
                                       1993      1992               1993      1992
Net Patient Revenues

Medicaid                                  51.6%           57.0%         51.7%          56.7%
Private and other                         26.4            26.3          26.5           26.9
Medicare                                  22.0            16.7          21.8           16.4

Patient Census

Medicaid                                  67.6%           68.8%         67.6%          68.9%
Private and other                         23.0            23.3          23.0           23.5
Medicare                                   9.4             7.9           9.4            7.6


Patient revenues are affected by changes in Medicare and Medicaid reimbursement rates, private pay and other rates charged by Hillhaven, occupancy levels and the payor mix. Medicare census increased over the prior year periods as a result of Hillhaven's continued focus on rehabilitation therapy and subacute care programs. Hillhaven is working to improve private pay and other census by increasing the number of managed care patients in its nursing centers. As of November 30, 1993, the Company had entered into 114 managed care contracts with insurance companies to provide subacute care to their insureds, offering a less expensive alternative to acute care hospitals.

Net operating revenues from pharmacy operations decreased to $42,981 and $85,161 in the three and six months ended November 30, 1993 and 1992, respectively, from $44,749 and $88,844 in the prior year periods. Pharmacy revenues accounted for 11.9% of the Company's total net operating revenues in both the current three- and six-month periods compared to 13.1% and 13.2% in the three and six months ended November 30, 1992, respectively. Decreased revenues resulted primarily from the disposition of 47 marginally performing retail outlets in 1993 and the first six months of 1994. Institutional revenues accounted for approximately 76% of pharmacy net operating revenues in both the three and six months

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



ended November 30, 1993, versus 62% in the same periods in the prior year. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market, disposition of retail outlets and continuing pricing pressure in the retail operations. Institutional revenues increased by 16.9% and 17.2% to $32,618 and $64,404 in the three and six months ended November 30, 1993, respectively, from $27,892 and $54,946 in the prior year periods. These increases are the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher-margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

Pharmacy operations produced operating income before property-related expenses of $5,973 in the current quarter (13.9% of net operating revenues), an increase of approximately 16.4% from $5,131 (11.5% of net operating revenues) in the prior year quarter. For the six months ended November 30, 1993, operating income before property-related expenses amounted to $11,055 (13.0% of net operating revenues) compared to $11,012 (12.4% of net operating revenues) in the same period in the prior year.
The improvement in the operating margin percentage is due to the increase in ancillary revenues in the institutional pharmacies and the disposition of low-margin retail outlets. The Company does not expect to renew the leases at 22 Wal-Mart outlets which are due to expire in 1995 through 1997. The termination of these leases is not expected to have a material effect on pharmacy operating income.

Net operating revenues from retirement housing operations increased to $7,902 and $15,543 in the three and six months ended November 30, 1993 and 1992, respectively, from $6,607 and $12,924 in the prior year periods. These increases were primarily due to improvements in average occupancy, which increased to 96.7% and 95.6% in the three and six months ended November 30, 1993, respectively from 91.8% and 90.7% in the same periods in the prior year.

Operating and administrative expenses of the Company's nursing centers increased by 8.1% and 7.9% in the three and six months ended November 30, 1993 to $267,797 and $528,252, respectively, from $247,822 and $489,704 in the same periods in 1993. These increases were attributable primarily to increased staffing levels and a higher cost of labor and related benefits, which represented approximately 78% of operating and administrative expense in both the current three-and six-month periods. Hillhaven has increased staffing levels in its nursing centers to accommodate the expansion of its rehabilitation therapy and subacute care programs and services. Therapy wages and benefits,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



comprising approximately 12% and 11% of total nursing center labor costs in the three and six months ended November 30, 1993, respectively, increased by 74.4% and 78.9% from the prior three- and six-month periods to $24,039 and $44,008, respectively. Nursing wages and benefits, accounting for approximately 55% of total nursing center labor costs in both the current three- and six-month periods, increased by 4.1% and 3.9% over the prior year periods.

Combined interest and guarantee fee expense decreased by $2,790 to $13,795 in the current quarter and by $2,478 to $30,491 in the current six-month period due to the recent refinancing of certain of the Company's indebtedness. See "The Recapitalization".

Effective June 1, 1992, Hillhaven adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Adoption of SFAS 109 resulted in a charge of $1,103 to the 1993 first quarter statement of operations. Including the impact of this charge, the effect of the adoption of SFAS 109 on the three and six months ended November 30, 1992 was a reduction of net income tax expense and an increase in net income of $2,443 and $3,144, respectively, as compared to amounts that would have been reported under APB Opinion No. 11.


The Recapitalization

On September 2, 1993, Hillhaven substantially completed a recapitalization plan (the "Recapitalization") which improves the Company's balance sheet, extends the maturities of outstanding indebtedness, increases operating flexibility through the acquisition of leased facilities, fixes the interest rate on a portion of its previously floating rate indebtedness and also modifies the relationship between Hillhaven and NME.

The Company's relationship with NME was modified by (i) the purchase of the remaining 23 nursing centers leased from NME for $111,800, which represents a $23,600 discount from the aggregate purchase price specified in the purchase option agreements, (ii) the repayment of all existing debt to NME in the aggregate principal amount of $147,202, (iii) the release of NME guarantees on approximately $400 million of debt, (iv) the limitation of the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) the amendment of existing agreements to eliminate obligations to NME to provide additional financing to the Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 five-year term loan under a secured credit facility with a syndicate of banks (the "Bank Term Loan"), (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001, and (iv) the use of available cash. The Bank Term Loan bears interest at a floating rate which, as of November 30, 1993, was 5.8%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



The Recapitalization includes a $100,000 letter of credit facility, the availability of which is subject to certain conditions, and which the Company anticipates will be used to replace NME guarantees on existing indebtedness, and an $85,000 revolving bank line of credit. The availability of the $85,000 revolving line of credit will allow the Company to maintain lower cash balances, and may facilitate repayments of higher-rate debt or provide cash for investment or other corporate purposes.
There were no outstanding borrowings under either of these credit facilities at November 30, 1993.

The Company also has an accounts receivable-backed revolving credit facility which provides for borrowings of up to $30,000, $16,000 of which was outstanding at November 30, 1993.


Cash Flows and Financial Condition

Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in the first six months of 1994 amounted to $34,755, compared to $31,514 in the prior year. The increase is due primarily to higher pretax earnings.

Net cash used in investing activities amounted to $28,892 in the first six months of 1994 compared to net cash provided by investing activities in the amount of $7,970 in the prior year period. During the six months ended November 30, 1993, Hillhaven expended $14,829 for financing costs associated with the Recapitalization. In connection with the purchase of nursing centers leased from NME, $9,187 was funded into escrow for the purchase of four of the facilities; final completion of the transaction is expected in the 1994 third quarter pending various regulatory approvals. Such amount is included in other noncurrent assets at November 30, 1993.

During the six months ended November 30, 1992, Hillhaven purchased 34 nursing centers previously leased from NME for an aggregate purchase price of $87,390. Nine of these nursing centers were subsequently sold. The purchase was financed with the proceeds from the sale of $74,750 of 7-3/4% Convertible Subordinated Debentures due 2002 and the assumption of underlying debt amounting to $4,582. The Company also acquired from third parties three previously leased nursing centers for an aggregate purchase price of $14,133. These transactions were partially financed by the assumption of underlying debt aggregating $8,145. During this same period, the Company disposed of 42 nursing centers for an aggregate sales price of $49,583. Hillhaven provided financing for $33,064 of the total sales price and received cash for the balance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



Capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $17,928 in the current six-month period compared to $13,115 in the prior year.

Net cash used in financing activities decreased to $31,306 from $44,396 in the prior year. In the current year period the Company utilized its available credit facilities to finance its operating activities. Such borrowings were not required in the prior year period.


Legislative Action

On August 6, 1993, Congress approved a budget reconciliation bill, certain provisions of which will impact the Company's future results of operations. Effective October 1, 1993, the elimination of return-on-equity payments and a two-year freeze on routine cost limit increases may reduce the Company's Medicare revenues by approximately $7,000 annually. The Company believes it can mitigate a major portion of these revenue reductions by containing operating cost increases.

Management believes that the Company will benefit from a series of restrictions included in the bill designed to limit access to Medicaid coverage. Individuals targeted by these changes are those who can afford to pay for their care but seek Medicaid eligibility through "artificial impoverishment" or transfer of assets. The Company cannot estimate the benefit of these restrictions on future operating results. The bill also extends (retroactive to July 1, 1992) through December 31, 1994 tax incentives for hiring the disadvantaged; the Company expects to receive the benefit of approximately $2,500 of these targeted jobs tax credits annually. In the aggregate, management believes that the provisions of the budget reconciliation bill will not have a material adverse impact on the future operations of the Company.

On September 22, 1993, President Clinton released a draft of his proposed health care reform legislation. Among the concerns addressed by the President's plan are means to control or reduce public and private spending on health care, reform the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors and to provide universal access to health care. Included in the plan are proposals to (i) control national health spending by limiting the growth of private health insurance premiums and Medicare and Medicaid spending, (ii) require all employers to provide health insurance to all employees and (iii) simplify billing and other administrative procedures. The plan also includes changes to the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



Medicare program to provide coverage for outpatient prescription drugs and home- and community-based long term care services. It is uncertain which, if any, of the President's proposals will be passed by Congress and what effect such reforms may have on Hillhaven's revenues and earnings.

                                   PART II.  OTHER INFORMATION



Items 1, 3 and 5 are not applicable.


Item 2.     Changes in Securities

            On September 2, 1993, Hillhaven issued and sold to NME 120,000 shares of non-assessable, non-voting, cumulative Series D Preferred Stock, par value $.15 per share. Holders of the Series D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors of the Company, quarterly dividends payable in additional shares of Series D Preferred Stock beginning December 1, 1993 at the following rates, compounded annually: (i) from the date of issuance through August 31, 1994, 6.5%; (ii) from September 1, 1994 through August 31, 1995, 5.5%; (iii) from September 1, 1995 through August 31, 1996, 4.5%; and (iv) on and after September 1, 1996, 4.0%. Subject to the right of the holder of certain warrants to purchase the Company's common stock (the "Warrants") to fix the dividend rate at a particular time by exercising not less than all the Warrants, on and after December 1, 1998, dividends with respect to the Series D Preferred Stock will be payable in cash instead of in additional shares of Series D Preferred Stock, at the rate of 4.0%, compounded annually.

            If quarterly dividends or other dividends or distributions payable on the Series D Preferred Stock are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on Series D Preferred Stock outstanding have been paid in full, Hillhaven shall not: (i) declare or pay dividends on, make any other distributions on, or redeem, purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding
            up) to the Series D Preferred Stock; or (ii) purchase or otherwise acquire for consideration any shares of Series D Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares. Except for shares of the Company's Series C Preferred Stock, which shall rank senior to shares of Series D Preferred Stock, the Series D Preferred Stock shall rank senior to all other classes and series of the Company's preferred stock as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up of the Company. The dividend restrictions described above apply to the Company's outstanding shares of common stock.

                                   PART II.  OTHER INFORMATION



Item 4.     Submission of Matters to a Vote of Security Holders

            The stockholders of the Company approved the Company's one-for-five reverse stock split (the "Reverse Split") at the September 28, 1993 Annual Meeting.

            The purpose of the Reverse Split is to reduce transaction costs paid by individual stockholders, encourage investment in the Company's common stock by institutional investors, permit margining of the common stock and possibly promote greater liquidity for the Company's stockholders.

            The Reverse Split was approved by the stockholders with a vote of 94,089,652 shares FOR, 2,163,456 shares
            AGAINST and 1,015,720 shares ABSTAINING.


Item 6.     Exhibits and Reports on Form 8-K

            (A)    Exhibits:

                   (4) Instruments defining the Rights of Security Holders, Including Indentures.

                          (a) Certificate of Designation, Preferences and Rights of Series D Preferred Stock of The Hillhaven Corporation.

                          (b)      Certificate of First Amendment to
                                   Certificate of Designation, Preferences
                                   and Rights of Series C Preferred Stock of
                                   The Hillhaven Corporation.

                          (c) Certificate Concerning Reverse Stock Split of The Hillhaven Corporation.

                   (11) Statement Re: Computation of per share earnings for the three months and six months ended November 30, 1993 and 1992.

            (B)    Reports filed on Form 8-K:

                   A Form 8-K, dated September 2, 1993, was filed during the quarter to disclose the consummation of the Company's recapitalization plan as follows:

                   On September 2, 1993, the Company consummated its recapitalization plan which included (i) the restructuring of the Company's relationship with National Medical Enterprises, Inc. (together with its subsidiaries, "NME") to (a) allow the purchase of the remaining 23 facilities leased from NME;

                                   PART II.  OTHER INFORMATION



                   (b) pay off all existing debt to NME; (c) repay $266 million of debt guaranteed by NME; and (d) relieve NME of all obligations to provide additional financing to the Company; (ii) the incurrence of up to $360 million of third party bank financing arranged by Morgan Guaranty Trust Company of New York with a syndicate of 21 lenders (the "Bank Financing"); (iii) the public offering of $175 million of 10-1/8% senior subordinated debt; and
                   (iv) the issuance to NME of the newly created Series D payable-in-kind preferred stock with an aggregate liquidation value of $120 million. In addition, following the September 2 closing, the Company will cause, or, in certain instances, will use its best efforts to cause, NME to be released as guarantor on up to $130 million of the Company's debt obligations.

                   No financial statements were filed with the Form
                   8-K.

                                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE HILLHAVEN CORPORATION
                                                    (Registrant)



Date:  January 12, 1994                               /s/ Michael B. Weitz
                                             Michael B. Weitz*
                                             Vice President and
                                               Principal Accounting Officer



* Michael B. Weitz is signing in the dual capacities as i) principal accounting officer, and ii) a duly authorized officer of the Company.