Form 10-Q
period 1994-02-28
HILLHAVEN CORP
filed 1994-04-13
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q


          (MARK ONE)

           X   Quarterly Report Pursuant to Section 13 or 15(d) of the
          ___
               Securities Exchange Act of 1934 For the quarterly period ended February 28, 1994.

                                          OR

               Transition Report Pursuant to Section 13 or 15(d) of the
          ___
               Securities Exchange Act of 1934 For the transition period
               from          to          .
                    ________    ________


                            Commission file number 1-10426


                              THE HILLHAVEN CORPORATION
                (Exact name of registrant as specified in its charter)


                       FOR THE QUARTER ENDED FEBRUARY 28, 1994


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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days:  Yes  X     No
                                                  ____      ____

          The number of shares of Common Stock, par value $.75 per share, outstanding on April 1, 1994: 27,166,741.

                              THE HILLHAVEN CORPORATION


                                        INDEX


                            PART I.  FINANCIAL INFORMATION


                                                                 Page No.
                                                                 ________
          Item 1. Financial Statements:

                  Consolidated Balance Sheets as of
                  February 28, 1994 and May 31, 1993                1

                  Consolidated Statements of Income
                  for the Three Months and Nine Months
                  Ended February 28, 1994 and 1993                  3

                  Consolidated Statements of Cash Flows
                  for the Nine Months Ended
                  February 28, 1994 and 1993                        5

                  Notes to Consolidated Financial Statements        7


          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    11



                             PART II.  OTHER INFORMATION


          Item 6. Exhibits and Reports on Form 8-K                 18

                  Signature                                        19









          NOTE: Items 1 through 5 of Part II are omitted because they are not applicable.








                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          February 28, 1994 and May 31, 1993
                                    (In thousands)


                                                  February 28,     May 31,
                                                      1994          1993
                                                   (unaudited)
                                                  ____________   ___________
     ASSETS

     Current assets:
       Cash and cash equivalents                   $   37,012    $   73,159
       Accounts and notes receivable, less
        allowance for doubtful accounts of
        $9,797 at February 28, 1994 and
        $8,700 at May 31, 1993                        138,659       131,383
       Inventories                                     20,124        21,527
       Prepaid expenses and other current assets       23,172        29,078
                                                   __________
                                                            _    __________
                                                                          _
        Total current assets                          218,967       255,147

     Long-term notes receivable, less allowance
       for doubtful accounts of $14,352 at
       February 28, 1994 and $11,386 at
       May 31, 1993                                    88,476       112,506

     Property and equipment, net                      783,979       766,998

     Net assets held for disposition                      ---        29,122

     Intangible assets, net of accumulated
       amortization of $18,195 at
       February 28, 1994 and $16,128 at
       May 31, 1993                                    32,419        20,305

     Other noncurrent assets                           49,125        34,159
                                                   __________
                                                            _    __________
                                                                          _

                                                   $1,172,966    $1,218,237
                                                   _
                                                   __________    __________
                                                                          _














     See accompanying Notes to Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          February 28, 1994 and May 31, 1993
                       (In thousands, except share information)


                                                  February 28,     May 31,
                                                      1994          1993
                                                   (unaudited)
                                                  ____________   ___________
     LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt           $   38,130    $   18,835
       Accounts payable                                53,298        61,423
       Employee compensation and benefits              46,902        54,370
       Other accrued liabilities                       50,507        42,649
                                                   __________
                                                            _    __________
                                                                          _

             Total current liabilities                188,837       177,277
                                                   __________
                                                            _    __________
                                                                          _


     Debt payable to NME, a related company               ---       147,160
                                                   __________
                                                            _    __________
                                                                          _

     Other long-term debt                             595,792       671,088
                                                   __________
                                                            _    __________
                                                                          _

     Other long-term liabilities                       40,163        42,486
                                                   __________
                                                            _    __________
                                                                          _


     Stockholders' equity:
       Series C Preferred Stock,
        $0.15 par value; 35,000 shares
        authorized, issued and outstanding
        (liquidation preference of $35,000)                 5             5
       Series D Preferred Stock,
        $0.15 par value; 300,000 shares authorized,
        58,650 issued and outstanding
        (liquidation preference of $58,650)                 9           ---
       Common stock, $0.75 par value; 60,000,000
        shares authorized; 27,149,371 and
        20,978,862 issued and outstanding
        at February 28, 1994 and May 31, 1993          20,362        15,734
       Additional paid-in capital                     324,523       208,157
       Retained earnings (accumulated deficit)          6,992       (37,538)
       Unearned compensation                           (3,717)       (6,132)
                                                   __________
                                                            _    __________
                                                                          _

              Total stockholders' equity              348,174       180,226
                                                   __________
                                                            _    __________
                                                                          _

                                                   $1,172,966    $1,218,237
                                                   _
                                                   __________    __________
                                                                          _





     See accompanying Notes to Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Nine Months Ended February 28, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)


                                     Three Months            Nine Months
                                 _____________________  ______________________
                                    1994       1993        1994        1993
                                 __________ __________  __________  __________
     Net operating revenues       $ 363,973   $344,065  $ 1,080,214  $1,018,738
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _

     Expenses:
       Operating and
        administrative              310,762    295,378      924,162     872,324
       Interest                      11,982     13,567       38,402      41,711
       Depreciation and
        amortization                 13,495     13,425       40,526      39,921
       Rent                          13,107     13,595       39,050      39,350
       Guarantee fees                 1,411      2,400        5,482       7,225
       Restructuring                    ---      1,456      (20,225)      5,169
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _

        Total expenses              350,757    339,821    1,027,397   1,005,700
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _

     Operating income                13,216      4,244       52,817      13,038
     Interest income                  3,256      3,860       10,391      11,519
                                  ________
                                         _    ________
                                                     _  ___________
                                                                  _  __________
                                                                              _

     Income before income taxes,
       extraordinary charge
       and cumulative effect
       of accounting change          16,472      8,104       63,208      24,557
     Income tax benefit
       (expense)                     (4,765)     1,328      (17,665)      4,795
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _
     Income before extraordinary
       charge and cumulative
       effect of accounting
       change                        11,707      9,432       45,543      29,352
     Extraordinary charge - early
       extinguishment of debt,
       net of income taxes              (73)      (565)      (1,013)       (565)
     Cumulative effect of change
       in accounting for
       income taxes                     ---        ---          ---      (1,103)
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _

     Net income                   $  11,634   $  8,867  $    44,530  $   27,684
                                  ________
                                         _    ________
                                                     _  __________
                                                                 _   __________
                                                                              _





     (Continued on next page)





                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Nine Months Ended February 28, 1994 and 1993
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                     Three Months            Nine Months
                                ______________________  ______________________
                                   1994        1993        1994        1993
                                __________  __________  __________  __________
     Primary income per common
       share:
        Income from operations    $ .37       $ .36        $1.67      $1.19
        Extraordinary charge        ---        (.02)        (.04)      (.02)
        Cumulative effect of
          accounting change         ---         ---          ---       (.05)
                                  _____       _____        _____      _____

        Net income                $ .37       $ .34        $1.63      $1.12
                                  _____       _____        _____      _____

     Fully diluted income per
       common share:
        Income from operations    $ .33                    $1.37
        Extraordinary charge        ---                     (.03)
        Cumulative effect of
          accounting change         ---                      ---
                                  _____                    _____

        Net income                $ .33         N/A        $1.34        N/A
                                  _____                    _____

     Weighted average common
       shares and equivalents
       outstanding:
        Primary                  23,982      23,809       23,660     23,118
        Fully diluted            32,492         N/A       32,569        N/A




















     See accompanying Notes to Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Nine Months Ended February 28, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)



                                                            1994       1993
                                                         _________  _________
     Net cash provided by operating activities
       (including changes in all operating assets
       and liabilities)                                  $  56,296  $  44,256
                                                         _________  _________

     Cash flows from investing activities:
       Purchases of property and equipment                 (29,815)   (20,892)
       Purchases of previously leased nursing centers       (1,668)   (13,761)
       Proceeds from sales of property and equipment        14,842     19,182
       Proceeds from collection of notes receivable         16,640     19,396
       Distributions from joint ventures and
         partnerships                                          951      1,858
       Increase in other assets                             (3,475)    (4,297)
                                                         _________  _________

               Net cash used in investing activities        (2,525)     1,486
                                                         _________  _________

     Cash flows from financing activities:
       Net increase (decrease) in borrowings under
        revolving lines of credit                            8,000    (13,000)
       Proceeds from long-term debt                        357,920     91,501
       Payments of principal on long-term debt            (495,091)  (112,152)
       Proceeds from sale of preferred stock                63,399        ---
       Increase in intangible assets                       (14,731)    (3,584)
       Other items                                          (9,415)    (3,246)
                                                         _________  _________

               Net cash used in financing activities       (89,918)   (40,481)
                                                         _________  _________

     Net increase (decrease) in cash                       (36,147)     5,261
     Cash and cash equivalents at beginning of period       73,159     45,932
                                                         _________  _________

     Cash and cash equivalents at end of period          $  37,012  $  51,193
                                                         _________  _________
















                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Nine Months Ended February 28, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)



                                                            1994       1993
                                                         _________  _________
     Supplemental disclosures
       Cash paid for:
        Interest                                         $  29,214  $  40,670
        Income taxes                                         7,233      7,226
       Noncash investing and financing activities:
        Acquisition of previously leased
          nursing centers
            Long-term debt assumed                          13,705     35,409
            Adjustment to property and
             equipment and capital lease
             obligations                                    23,600      6,780
        Notes receivable issued in connection
          with sale of nursing centers                       1,540     33,634
        Preferred stock issued to retire debt               56,601        ---
        Consolidation of a previously unconsolidated
          investee
            Increase in assets                               6,243      4,155
            Increase in liabilities                          6,292      4,942
        Preferred stock tendered for the purchase
          of common stock                                   63,300        ---























     See accompanying Notes to Consolidated Financial Statements and
     Management's Discussion and Analysis of Financial Condition and Results of
     Operations.

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

               In December 1993, the Company announced the completion of its facility disposition program (Note 3). Accordingly, the revenues and expenses related to facilities previously held for disposition and subsequently retained have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. In addition, certain other reclassifications of prior year amounts have been made to conform to current year classifications. The financial information herein is not necessarily representative of a full year's operations.

          2. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses. Provisions totalled $3,956, $6,622, $1,282 and $5,315 for the three months and nine months ended February 28, 1994 and 1993, respectively. In the third quarter of 1994 the reserve for losses on notes receivable was increased by $2,500.

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

                                               September 1,      May 31
                                                   1993           1993
                                               ____________   ___________
               Assets                            $ 85,183       $ 85,768
               Restructuring reserve              (54,550)       (56,646)
                                                 ________
                                                        _       ________
                                                                       _

               Net assets                        $ 30,633       $ 29,122
                                                 ________
                                                        _       ________
                                                                       _

               Accrued loss reserves remaining at the date of reinstatement were comprised of $17,668 for losses from operations and $36,882 for estimated future losses on sale. Pretax losses charged to the reserve were as follows:

                                Three months ended    Nine months ended
                                   February 28,          February 28,
                                 1994       1993       1994       1993
                              __________ __________ __________ __________
               (Income) loss
                 from
                 operations     $   ---    $ (219)   $    235   $  3,797
               Loss on
                 dispositions       ---       834       1,860     28,824
                                _______    ______    ________
                                                            _   ________
                                                                       _

                                $   ---    $  615    $  2,095   $ 32,621
                                _______    ______    ________
                                                            _   ________
                                                                       _

               Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. Total revenues and expenses of these facilities were as follows:

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

                                Three months ended    Nine months ended
                                   February 28,          February 28,
                                 1994       1993       1994       1993
                              __________ __________ __________ __________
               Revenues         $27,954    $ 28,946   $ 88,615   $ 86,131
               Expenses          24,637      27,490     82,045     80,962
                                ________   ________   ________   ________

               Income from
                 operations
                 before income
                 taxes          $ 3,317    $  1,456   $  6,570   $  5,169
                                ________   ________   ________   ________


               Net assets of these facilities as of September 1, 1993, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.

          4. Income tax expense reported for the three months and nine months ended February 28, 1994 differs from expected income tax expense on pretax income as the result of current tax credits, increased deferred tax benefits related to an increase in the statutory federal income tax rate from 34% to 35% and a reduction in the valuation allowance for deferred tax assets related to forecasted earnings for future years. For the Company to realize its net deferred tax assets, it must continue to achieve future pretax earnings. Although the Company believes such pretax earnings will be achieved, a lack of earnings could result in an increased provision for income taxes.

          5. The extraordinary charges resulted from the write-off of capitalized financing costs in connection with the refinancing of certain of the Company's industrial revenue bonds and are shown net of the tax effect of $33 and $459 in the three and nine months ended February 28, 1994, respectively, and $178 in both the three and nine months ended February 28, 1993.

          6. In September 1993, Hillhaven substantially completed a recapitalization plan (the "Recapitalization") which included the modification of the Company's relationship with National Medical Enterprises, Inc. (NME) to (i) purchase the remaining 23 nursing centers leased from NME for a purchase price of $111,800, (ii) repay all existing debt to NME in the aggregate principal amount of $147,202, (iii) release NME guarantees on approximately $400,000 of debt,
               (iv) limit the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) amend existing

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)


               agreements to eliminate obligations of NME to provide additional financing to the Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of $205,000 of term loans and working capital loans, (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001 and (iv) the use of cash amounting to approximately $43,000.

          7. On September 28, 1993, the Company's stockholders approved a proposal by the Board of Directors to amend the Articles of Incorporation to effect a reverse split of all authorized shares of Hillhaven Common Stock. A one-for-five reverse stock split was effected on November 1, 1993 which resulted in a decrease in the number of authorized shares of common stock from 300,000,000 to 60,000,000 and an increase in the par value of the common stock from $.15 to $.75 per share. Accordingly, all share and per share data have been restated to retroactively reflect the reverse stock split.

          8. On December 31, 1993, Hillhaven completed the sale of thirteen nursing centers, nine of which had previously been held for disposition (Note 3). The Company received cash for the $15,594 sales price. The sale resulted in a gain of $5,102 which is included in net operating revenues.

          9. On February 28, 1994, NME exercised its warrants to purchase six million shares of Hillhaven common stock. The aggregate exercise price of $63,300 was paid by the tender of a like amount of Hillhaven's payable-in-kind Series D Preferred Stock owned by NME. On February 28, 1994, NME held 32.7% of the outstanding shares of the Company's common stock.

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

          In the 1994 third quarter, Hillhaven realized net income of $11,634 compared to $8,867 in the prior year period. Net income for the nine months ended February 28, 1994 and 1993 amounted to $44,530 and $27,684, respectively. Income from operations before income taxes and extraordinary charges increased to $16,472 in the third quarter from $8,104 in the prior year period, and to $63,208 in the nine months ended February 28, 1994 from $24,557 in the same period in the prior year. Earnings for the nine months ended February 28, 1994 include a $21,904 pretax restructuring credit, as described below.


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

          Accrued loss reserves remaining at the date of reinstatement amounted to $54,550. Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statements of income for all periods presented. See
          Note 3 of Notes to Consolidated Financial Statements. Net assets of these facilities, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          Results of Operations

          Net operating revenues were $363,973, $1,080,214, $344,065 and
          $1,018,738 in the three and nine months ended February 28, 1994 and 1993, respectively. Operating income before property-related expenses (which are comprised of rent, depreciation and amortization, interest and guarantee fees) for the three and nine months ended February 28, 1994, was $53,211 (14.6% of net operating revenues), and $156,052 (14.4% of net operating revenues), respectively, an increase of approximately 9.3% and 6.6% from $48,687 (14.2% of net operating revenues) and $146,414 (14.4% of net operating revenues) in the same periods in the prior year.

          The following table summarizes selected operating statistics:

                                                      At February 28,
                                                     1994        1993
                                                  __________  __________
          Nursing Centers
          _______________
           Number of centers
               owned/leased and operated                272         293
           Number of licensed beds                   34,143      36,208
           Centers managed for others                    16          17

          Pharmacy Outlets                               80         115
          ________________

          Retirement Housing Communities                 20          23
          ______________________________


          Nursing center net operating revenues, comprised primarily of patient revenues, increased 7.3% and 7.4% in the three and nine months ended February 28, 1994 to $311,793 and $927,330, respectively, from $290,515 and $863,420 in the same periods in the prior year. The most significant revenue increases were provided by subacute medical and rehabilitation care services which constituted, respectively, approximately 26% and 24% of nursing center net operating revenues in the current three- and nine-month periods and 21% and 18% in the three and nine months ended February 28, 1993. These results reflect the continued emphasis by the Company on these higher revenue specialty services and the expansion of such operations. Revenues for the 1994 three- and nine-month periods also include gains on the sales of 13 nursing centers in the amount of $5,102 (Note 8).

          Net patient revenues per patient day increased by 8.2% in both the three and nine months ended February 28, 1994 to $103.24 and $100.65, respectively, from $95.40 and $93.03 in the same periods in the prior year. These increases were due to overall increases in rates for each payor type, as well as higher levels of subacute medical and rehabilitation care services.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          Average occupancy in the owned and leased nursing centers operated by the Company was 93.2% and 93.5% in the 1994 three- and nine-month periods and 93.3% and 93.5% in the same periods in 1993.

          Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below:

                                Three months ended    Nine months ended
                                   February 28,          February 28,
                                 1994       1993       1994       1993
                              __________ __________ __________ __________

          Net Patient Revenues
          ____________________

          Medicaid                49.2%     53.8%       50.9%     55.7%
          Private and other       26.8      26.4        26.6      26.7
          Medicare                24.0      19.8        22.5      17.6

          Patient Census
          ______________

          Medicaid                65.9%     68.1%       67.1%     68.7%
          Private and other       23.6      23.2        23.2      23.4
          Medicare                10.5       8.7         9.7       7.9

          Patient revenues are affected by changes in Medicare and Medicaid reimbursement rates, private pay and other rates charged by Hillhaven, occupancy levels and the payor mix. Medicare census increased over the prior year periods as a result of Hillhaven's continued focus on subacute medical and rehabilitation care programs. Hillhaven is working to improve private pay and other census by increasing the number of managed care patients in its
          nursing centers.   The Company has entered into managed care
          contracts with insurance companies to provide subacute care to their insureds, offering a less expensive alternative to acute care hospitals. The number of managed care patients in Hillhaven's nursing centers averaged approximately 500 in the current quarter compared to 230 in the prior year period.

          Net operating revenues from pharmacy operations decreased to $43,745 and $128,906 in the three and nine months ended February 28, 1994, respectively, from $46,488 and $135,332 in the prior year periods. Decreased revenues resulted primarily from the disposition of 47 marginally performing retail outlets in 1993 and the first nine months of 1994. Institutional revenues accounted for approximately 76% of pharmacy net operating revenues in both the three and nine months ended February 28, 1994, versus 62% in both the same periods in 1993. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market, disposition of

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          retail outlets and continuing pricing pressure in the retail operations. Institutional revenues increased by 15.6% and 16.7% to $33,243 and $97,647 in the three and nine months ended February 28, 1994, respectively, from $28,759 and $83,705 in the prior year periods. These increases are the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

          Pharmacy operations produced operating income before property-related expenses of $5,706 in the current quarter (13.0% of net operating revenue), a decrease of approximately 9.7% from $6,319 (13.6% of net operating revenue) in the prior year quarter. For the nine months ended February 28, 1994, operating income before property-related expenses amounted to $16,761 (13.0% of net operating revenue) compared to $17,331 (12.8% of net operating revenue) in the same period in the prior year.

          Net operating revenues from retirement housing operations increased to $8,435 and $23,978 in the three and nine months ended February 28, 1994, respectively, from $7,062 and $19,986 in the prior year periods. These increases were primarily due to improvements in average occupancy, which increased to 96.7% and 95.9% in the three and nine months ended February 28, 1994 from 92.7% and 91.4% in the same periods in 1993.

          Operating and administrative expenses of the Company's nursing centers increased by 6.5% and 7.4% in the three and nine months ended February 28, 1994 to $267,017 and $795,269, respectively, from $250,627 and $740,331 in the same periods in 1993. These increases were attributable primarily to increased staffing levels and a higher cost of labor and related benefits, which represented approximately 76% and 77% of operating and administrative expense in the current three- and nine-month periods, respectively. Hillhaven has increased staffing levels in its nursing centers to accommodate the expansion of its subacute medical and rehabilitation care programs and services. Therapy wages and benefits, comprising approximately 12% and 11% of total nursing center labor costs in the three and nine months ended February 28, 1994, respectively, increased by 57% and 71% from the prior three- and nine-month periods to $24,293 and $68,289 respectively. Nursing wages and benefits, accounting for approximately 54% of total nursing center labor costs in both the three and nine months ended February 28, 1994, remained consistent in the third quarter as compared to the prior year quarter and increased by 2.5% in the nine-month period over the prior year. Increases in labor costs were mitigated by favorable results of workers' compensation loss experience in prior years as actuarially computed during the 1994 fiscal year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          Included in operating and administrative expenses in the current period is a provision for losses on certain of the Company's notes receivable in the amount of $2,500. Combined interest and guarantee fee expense decreased by $2,574 to $13,393 in the current quarter and by $5,052 to $43,884 in the current nine-month period due to the recent refinancing of certain of the Company's indebtedness. See "The Recapitalization".

          Effective June 1, 1992 Hillhaven adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
          109). Adoption of SFAS 109 resulted in a charge of $1,103 to the 1993 first quarter statement of income. Including the impact of this charge, the effect of the adoption of SFAS 109 on the three and nine months ended February 28, 1993 was a reduction of net income tax expense and an increase in net income of $1,601 and $4,745, respectively, as compared to amounts that would have been reported under APB Opinion No. 11.


          The Recapitalization

          On September 2, 1993, Hillhaven substantially completed a recapitalization plan (the "Recapitalization") which improved the Company's balance sheet, extended the maturities of outstanding indebtedness, increased operating flexibility through the acquisition of leased facilities, fixed the interest rate on a portion of its previously floating rate indebtedness and also modified the relationship between Hillhaven and NME.

          The Company's relationship with NME was modified by (i) the purchase of the remaining 23 nursing centers leased from NME for $111,800, which represents a $23,600 discount from the aggregate purchase price specified in the purchase option agreements, (ii) the repayment of all existing debt to NME in the aggregate principal amount of $147,202, (iii) the release of NME guarantees on approximately $400 million of debt, (iv) the limitation of the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) the amendment of existing agreements to eliminate obligations to NME to provide additional financing to the Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 five-year term loan under a secured credit facility with a syndicate of banks (the "Bank Term Loan"), (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001, (iv) borrowings of $30,000 under an accounts receivable-backed credit facility and (v) the use of approximately $43,000 of cash. The Bank Term Loan bears interest at a floating rate which, as of February 28, 1994, was 5.75%.

          The Recapitalization included a $100,000 letter of credit







          February 1994, the letter of credit facility was reduced to MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




          facility, the availability of which is subject to certain

          replace NME guarantees on existing indebtedness, and an $85,000 conditions and which the Company anticipates will be used to or provide cash for investment or other corporate purposes. In revolving bank line of credit. The availability of the $85,000 revolving line of credit will allow the Company to maintain lower cash balances, and may facilitate repayments of higher-rate debt


          $90,000.  At February 28, 1994,  letters of credit outstanding aggregate sales price of $52,007. Hillhaven provided financing for $33,634 of the total sales price and received cash for the balance.

          aggregating $8,145 and borrowings of $2,750. During this same partially financed by the assumption of underlying debt period, the Company disposed of 44 nursing centers for an The Company also has an accounts receivable-backed revolving $8,000.



          none of which was outstanding at February 28, 1994.









          earnings.
          Cash Flows and Financial Condition
          credit facility which provides for borrowings of up to $30,000,





          Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the prior year. The increase is due primarily to higher pretax nine months of 1994 totaled $56,296, compared to $44,256 in the current fiscal year. Cash provided by operations in the first under the letter of credit facility totalled $68,668 and the revolving bank line of credit had an outstanding balance of period. In connection with the Recapitalization, the Company expended $14,829 for financing costs. On December 31, 1993,







          the proceeds from the sale of $74,750 of 7-3/4% Convertible Hillhaven completed the sale of thirteen nursing centers. The centers for an aggregate purchase price of $19,957. One of the aggregate purchase price of $140,090. Nine of these nursing centers were subsequently sold. The purchase was financed with During the nine months ended February 28, 1993, Hillhaven Company received cash for the $15,594 aggregate sales price.


          purchased 51 nursing centers previously leased from NME for an





          $52,700, with the balance settled in cash. The Company also debt amounting to $4,582 and NME financing in the amount of acquired from third parties five previously leased nursing Subordinated Debentures due 2002, the assumption of underlying Net cash used in investing activities amounted to $17,256 in the facilities was subsequently sold. These transactions were first nine months of 1994 compared to $2,098 in the prior year MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          Capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $29,815, compared to $20,892 in the prior year.

          Net cash used in financing activities increased to $75,187 from $36,897 in the prior year due to the overall reduction in the Company's borrowings.

          On February 28, 1994, NME exercised its warrants to purchase six million shares of Hillhaven common stock. NME tendered shares of the Company's payable-in-kind Series D Preferred Stock in payment of the $63,300 purchase price.


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

          Management believes that the Company will benefit from a series of restrictions included in the bill designed to limit access to Medicaid coverage. Individuals targeted by these changes are those who can afford to pay for their care but seek Medicaid eligibility through "artificial impoverishment" or transfer of assets. The Company cannot estimate the benefit of these
          restrictions on future operating results.   The bill also extends
          (retroactive to July 1, 1992) though December 31, 1994 tax incentives for hiring the disadvantaged; the Company expects to receive the benefit of approximately $2,500 of these targeted jobs tax credits annually. In the aggregate, management believes that the provisions of the budget reconciliation bill will not have a material adverse impact on the future operations of the Company.

          President Clinton campaigned on health care reform and following his election formed a task force to study and formulate a plan for reform of the United States' health care system. On October 27, 1993, President Clinton submitted the American Health Security Act of 1993 (the "Health Security Act") to Congress for consideration. The Health Security Act, which is designed to guarantee health coverage to all United States citizens and legal residents and to create regional alliances to negotiate contracts with qualified health plans, is currently being studied by the relevant Congressional committees. At the same time, numerous other health care reform proposals have been introduced by members of the House of Representatives and the Senate. These proposals range from the formation a single payor system to the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



          creation of health plan purchasing cooperatives to pool the purchasing power of individuals and employees of small businesses, or the formation of purchasing groups to negotiate contracts with health plans and offer them to individuals. These proposals also differ on the treatments of long term care services. While it is expected that health care reform legislation will be enacted, the exact nature or extent of such legislation has yet to be determined. In any case, it is possible that any legislation passed will have an effect on the operation and finances of the Company.

                             PART II.  OTHER INFORMATION



          Items 1 - 5 are not applicable.


          Item 6. Exhibits and Reports on Form 8-K
                  ________________________________

                  (A)  Exhibits:

                       (11) Statement Re: Computation of per share earnings for the three months and nine months ended February 28, 1994 and 1993


                  (B)  Reports filed on Form 8-K:

                       None

                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE HILLHAVEN CORPORATION
                                   (Registrant)



          Date:  April 13, 1994    /s/ Michael B. Weitz
                                   ____________________________________
                                   Michael B. Weitz *
                                                    *
                                   Vice President and
                                     Principal Accounting Officer



          *  Michael B. Weitz is signing in the dual capacities as i)
          *
             principal accounting officer, and ii) a duly authorized officer of the Company.