Form 10-Q/A
period 1994-02-28
HILLHAVEN CORP
filed 1994-06-17
CIK 276477

THIS DOCUMENT IS BEING SUBMITTED TO AMEND FORM 10-Q FILED
               APRIL 13, 1994 TO CORRECT ELECTRONIC TRANSMISSION ERRORS.



                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                      Form 10-Q/A


(MARK ONE)

 X    Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934 For the quarterly period ended February 28, 1994.

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







                                      THE HILLHAVEN CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                 February 28, 1994 and May 31, 1993
                                           (In thousands)


                                                            February 28,         May 31,
                                                                1994              1993
                                                             (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                  $      37,012      $      73,159
  Accounts and notes receivable, less
     allowance for doubtful accounts of
     $9,797 at February 28, 1994 and
     $8,700 at May 31, 1993                                        138,659            131,383
  Inventories                                                       20,124             21,527
  Prepaid expenses and other current assets                         23,172             29,078
     Total current assets                                          218,967            255,147

Long-term notes receivable, less allowance
  for doubtful accounts of $14,352 at
  February 28, 1994 and $11,386 at
  May 31, 1993                                                      88,476            112,506

Property and equipment, net                                        783,979            766,998

Net assets held for disposition                                        ---             29,122

Intangible assets, net of accumulated
  amortization of $18,195 at
  February 28, 1994 and $16,128 at
  May 31, 1993                                                      32,419             20,305

Other noncurrent assets                                             49,125             34,159

                                                             $   1,172,966      $   1,218,237














See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of
Operations.

                                      THE HILLHAVEN CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

                                 February 28, 1994 and May 31, 1993
                              (In thousands, except share information)


                                                            February 28,         May 31,
                                                                1994              1993
                                                             (unaudited)
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                          $      38,130      $      18,835
  Accounts payable                                                  53,298             61,423
  Employee compensation and benefits                                46,902             54,370
  Other accrued liabilities                                         50,507             42,649

          Total current liabilities                                188,837            177,277


Debt payable to NME, a related company                                 ---            147,160

Other long-term debt                                               595,792            671,088

Other long-term liabilities                                         40,163             42,486


Stockholders' equity:
  Series C Preferred Stock,
     $0.15 par value; 35,000 shares
     authorized, issued and outstanding
     (liquidation preference of $35,000)                                 5                  5
  Series D Preferred Stock,
     $0.15 par value; 300,000 shares authorized,
     58,650 issued and outstanding
     (liquidation preference of $58,650)                                 9                ---
  Common stock, $0.75 par value; 60,000,000
     shares authorized; 27,149,371 and
     20,978,862 issued and outstanding
     at February 28, 1994 and May 31, 1993                          20,362             15,734
  Additional paid-in capital                                       324,523            208,157
  Retained earnings (accumulated deficit)                            6,992            (37,538)
  Unearned compensation                                             (3,717)            (6,132)

           Total stockholders' equity                              348,174            180,226

                                                             $   1,172,966      $   1,218,237





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

                                      THE HILLHAVEN CORPORATION

                                  CONSOLIDATED STATEMENTS OF INCOME

                    Three Months and Nine Months Ended February 28, 1994 and 1993
                                             (Unaudited)
                                           (In thousands)


                                         Three Months                   Nine Months
                                        1994       1993               1994        1993
Net operating revenues                 $   363,973    $   344,065   $    1,080,214  $    1,018,738

Expenses:
  Operating and
     administrative                        310,762        295,378          924,162         872,324
  Interest                                  11,982         13,567           38,402          41,711
  Depreciation and
     amortization                           13,495         13,425           40,526          39,921
  Rent                                      13,107         13,595           39,050          39,350
  Guarantee fees                             1,411          2,400            5,482           7,225
  Restructuring                                ---          1,456          (20,225)          5,169

     Total expenses                        350,757        339,821        1,027,397       1,005,700

Operating income                            13,216          4,244           52,817          13,038
Interest income                              3,256          3,860           10,391          11,519

Income before income taxes,
  extraordinary charge
  and cumulative effect
  of accounting change                      16,472          8,104           63,208          24,557
Income tax benefit
  (expense)                                 (4,765)         1,328          (17,665)          4,795
Income before extraordinary
  charge and cumulative
  effect of accounting
  change                                    11,707          9,432           45,543          29,352
Extraordinary charge - early
  extinguishment of debt,
  net of income taxes                          (73)          (565)          (1,013)           (565)
Cumulative effect of change
  in accounting for
  income taxes                                 ---            ---              ---          (1,103)

Net income                             $    11,634    $     8,867   $       44,530  $       27,684





(Continued on next page)




                                      THE HILLHAVEN CORPORATION

                                  CONSOLIDATED STATEMENTS OF INCOME

                    Three Months and Nine Months Ended February 28, 1994 and 1993
                                             (Unaudited)
                              (In thousands, except per share amounts)


                                        Three Months                     Nine Months
                                      1994        1993                 1994        1993
Primary income per common
  share:
     Income from operations             $ .37           $ .36            $1.67          $1.19
     Extraordinary charge                 ---            (.02)            (.04)          (.02)
     Cumulative effect of
       accounting change                  ---             ---              ---           (.05)

     Net income                         $ .37           $ .34            $1.63          $1.12

Fully diluted income per
  common share:
     Income from operations             $ .33                            $1.37
     Extraordinary charge                 ---                             (.03)
     Cumulative effect of
       accounting change                  ---                              ---

     Net income                         $ .33             N/A            $1.34            N/A

Weighted average common
  shares and equivalents
  outstanding:
     Primary                           23,982          23,809           23,660         23,118
     Fully diluted                     32,492             N/A           32,569            N/A




















See accompanying Notes to Consolidated Financial Statements and
Management's Discussion and Analysis of Financial Condition and Results of
Operations.

                                      THE HILLHAVEN CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Nine Months Ended February 28, 1994 and 1993
                                             (Unaudited)
                                           (In thousands)



                                                                       1994           1993
Net cash provided by operating activities
  (including changes in all operating assets
  and liabilities)                                                   $     56,296   $    44,256

Cash flows from investing activities:
  Purchases of property and equipment                                     (29,815)      (20,892)
  Purchases of previously leased nursing centers                           (1,668)      (13,761)
  Proceeds from sales of property and equipment                            14,842        19,182
  Proceeds from collection of notes receivable                             16,640        19,396
  Distributions from joint ventures and
    partnerships                                                              951         1,858
  Increase in other assets                                                 (3,475)       (4,297)

              Net cash used in investing activities                        (2,525)        1,486

Cash flows from financing activities:
  Net increase (decrease) in borrowings under
     revolving lines of credit                                              8,000       (13,000)
  Proceeds from long-term debt                                            357,920        91,501
  Payments of principal on long-term debt                                (495,091)     (112,152)
  Proceeds from sale of preferred stock                                    63,399           ---
  Increase in intangible assets                                           (14,731)       (3,584)
  Other items                                                              (9,415)       (3,246)

              Net cash used in financing activities                       (89,918)      (40,481)

Net increase (decrease) in cash                                           (36,147)        5,261
Cash and cash equivalents at beginning of period                           73,159        45,932

Cash and cash equivalents at end of period                           $     37,012   $    51,193
















                                      THE HILLHAVEN CORPORATION

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Nine Months Ended February 28, 1994 and 1993
                                             (Unaudited)
                                           (In thousands)



                                                                       1994           1993
Supplemental disclosures
  Cash paid for:
     Interest                                                        $     29,214   $    40,670
     Income taxes                                                           7,233         7,226
  Noncash investing and financing activities:
     Acquisition of previously leased
       nursing centers
         Long-term debt assumed                                            13,705        35,409
         Adjustment to property and
           equipment and capital lease
           obligations                                                     23,600         6,780
     Notes receivable issued in connection
       with sale of nursing centers                                         1,540        33,634
     Preferred stock issued to retire debt                                 56,601           ---
     Consolidation of a previously unconsolidated
       investee
         Increase in assets                                                 6,243         4,155
         Increase in liabilities                                            6,292         4,942
     Preferred stock tendered for the purchase
       of common stock                                                     63,300           ---























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

                                                 September 1,           May 31
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

      Accrued loss reserves remaining at the date of reinstatement were comprised of $17,668 for losses from operations and $36,882 for estimated future losses on sale. Pretax losses charged to the reserve were as follows:

                            Three months ended            Nine months ended
                               February 28,                  February 28,
                             1994       1993              1994       1993
      (Income) loss
        from
        operations          $      ---     $    (219)    $       235   $     3,797
      Loss on
        dispositions               ---           834           1,860        28,824

                            $      ---     $     615     $     2,095   $    32,621

      Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. Total revenues and expenses of these facilities were as follows:

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Continued)

                            Three months ended            Nine months ended
                               February 28,                  February 28,
                             1994       1993              1994       1993
      Revenues              $   27,954     $    28,946   $    88,615    $    86,131
      Expenses                  24,637          27,490        82,045         80,962

      Income from
        operations
        before income
        taxes               $    3,317     $     1,456   $     6,570    $     5,169


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

The following table summarizes selected operating statistics:

                                                        At February 28,
                                                       1994            1993
Nursing Centers
 Number of centers
     owned/leased and operated                               272            293
 Number of licensed beds                                  34,143         36,208
 Centers managed for others                                   16             17

Pharmacy Outlets                                              80            115

Retirement Housing Communities                                20             23


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

Net Patient Revenues

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (Continued)



The Recapitalization included a $100,000 letter of credit facility, the availability of which is subject to certain conditions and which the Company anticipates will be used to replace NME guarantees on existing indebtedness, and an $85,000 revolving bank line of credit. The availability of the $85,000 revolving line of credit will allow the Company to maintain lower cash balances, and may facilitate repayments of higher-rate debt or provide cash for investment or other corporate purposes. In February 1994, the letter of credit facility was reduced to $90,000. At February 28, 1994, letters of credit outstanding under the letter of credit facility totalled $68,668 and the revolving bank line of credit had an outstanding balance of $8,000.

The Company also has an accounts receivable-backed revolving credit facility which provides for borrowings of up to $30,000, none of which was outstanding at February 28, 1994.


Cash Flows and Financial Condition

Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in the first nine months of 1994 totaled $56,296, compared to $44,256 in the prior year. The increase is due primarily to higher pretax earnings.

Net cash used in investing activities amounted to $17,256 in the first nine months of 1994 compared to $2,098 in the prior year period. In connection with the Recapitalization, the Company expended $14,829 for financing costs. On December 31, 1993, Hillhaven completed the sale of thirteen nursing centers. The Company received cash for the $15,594 aggregate sales price.

During the nine months ended February 28, 1993, Hillhaven purchased 51 nursing centers previously leased from NME for an aggregate purchase price of $140,090. Nine of these nursing centers were subsequently sold. The purchase was financed with the proceeds from the sale of $74,750 of 7-3/4% Convertible Subordinated Debentures due 2002, the assumption of underlying debt amounting to $4,582 and NME financing in the amount of $52,700, with the balance settled in cash. The Company also acquired from third parties five previously leased nursing centers for an aggregate purchase price of $19,957. One of the facilities was subsequently sold. These transactions were partially financed by the assumption of underlying debt aggregating $8,145 and borrowings of $2,750. During this same period, the Company disposed of 44 nursing centers for an aggregate sales price of $52,007. Hillhaven provided financing for $33,634 of the total sales price and received cash for the balance.

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


                                 THE HILLHAVEN CORPORATION
                                 (Registrant)



Date:  April 13, 1994            /s/ Michael B. Weitz
                                 Michael B. Weitz *
                                 Vice President and
                                   Principal Accounting Officer



* Michael B. Weitz is signing in the dual capacities as i) principal accounting officer, and ii) a duly authorized officer of the Company.