Form 10-K
period 1994-05-31
HILLHAVEN CORP
filed 1994-08-17
CIK 276477

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10-K

          (MARK ONE)

          [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               [Fee Required]
               For the fiscal year ended May 31, 1994
                                          OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               [No Fee Required]
               For the transition period from ________ to ________

                            Commission file number 1-10426

                              THE HILLHAVEN CORPORATION
                (Exact name of registrant as specified in its charter)

                      Nevada                           91-1459952
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           Identification No.)

                1148 Broadway Plaza
                    Tacoma, WA                            98402
               (Address of principal                   (Zip Code)
                executive offices)

                            Registrant's telephone number,
                         including area code: (206) 572-4901
                                   ________________

          Securities registered pursuant to Section 12(b) of the Act:

                Title of each class               Name of each exchange
                                                  on which registered

          Common Stock, Par Value $0.75
            per share                            New York Stock Exchange
          Preferred Stock Purchase Rights        New York Stock Exchange
          7-3/4% Convertible Subordinated
            Debentures                           New York Stock Exchange
                                   ________________

          Securities registered pursuant to Section 12(g) of the Act:  None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

               As of August 8, 1994, there were 27,174,778 shares of Common Stock, par value $0.75 per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on August 8, 1994, was approximately $339,401,272. For purposes of the foregoing calculation only, National Medical Enterprises, Inc. and all directors and executive officers of the registrant have been deemed affiliates.

               Portions of the definitive Proxy Statement for the registrant's Annual Meeting of Stockholders have been incorporated by reference into Part III of this Report.

                                  TABLE OF CONTENTS

                           ANNUAL REPORT ON FORM 10-K 1994

                      THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                                                                  Page
                                        Part I
          Item  1.  Business                                        1
          Item  2.  Properties                                     21
          Item  3.  Legal Proceedings                              21
          Item  4.  Submission of Matters to a Vote of
                    Security Holders                               21

                                       Part II

          Item  5.  Market for Registrant's Common Equity
                    and Related Stockholder Matters                21
          Item  6.  Selected Financial Data                        22
          Item  7.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                     25
          Item  8.  Financial Statements and Supplementary Data    33
          Item  9.  Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                           33

                                       Part III

          Item 10.  Directors and Executive Officers of the
                    Registrant                                     33
          Item 11.  Executive Compensation                         33
          Item 12.  Security Ownership of Certain Beneficial
                    Owners and Management                          33
          Item 13.  Certain Relationships and Related
                    Transactions                                   33

                                       Part IV

          Item 14.  Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                        34















                                        PART I
          Item 1.   Business

          General

               The Hillhaven Corporation, a Nevada corporation ("Hillhaven", the "Registrant" or the "Company"), operates nursing centers, pharmacies and retirement housing communities. Hillhaven was incorporated in May 1989 by National Medical Enterprises, Inc. (together with its subsidiaries, "NME") in anticipation of a spin-off by NME of substantially all of its domestic long term care operations in a dividend distribution of Hillhaven common stock to NME shareholders that was effected in January 1990 (the "Spin-off"). As part of the Spin-off, Hillhaven and NME entered into certain agreements which included the leasing of initially 115 nursing centers and four retirement housing communities adjacent thereto, the borrowing of certain sums of money and the managing of certain nursing centers located on NME hospital campuses. These relationships are discussed in more detail under "Certain Transactions" in the Proxy Statement for the Company's 1994 Annual Meeting of Stockholders.

               Based upon the number of beds in service and net operating revenues, Hillhaven is the second largest long term care provider in the United States and believes that it is one of the leading providers of Alzheimer's care. At May 31, 1994, the Company operated 288 nursing centers (of which 194 were owned, 78 were leased and 16 were managed for others) with 36,249 licensed beds. The nursing centers are located in 33 states and range in capacity from 42 to 692 beds. For the year ended May 31, 1994, average nursing center occupancy was 93.4%. Pharmacy operations are conducted through the Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), which, as of May 31, 1994, consisted of 40 institutional pharmacies and 32 retail pharmacies located in 19 states. The Company also operates 19 retirement housing communities containing an aggregate of 2,622 apartment units located in 14 states.

               The Company provides a wide range of diversified health care services, including long term care and subacute medical and rehabilitation services, such as wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy. Subacute medical and rehabilitation services are offered at all of the Company's nursing centers and are the fastest growing component of the Company's nursing center operations, constituting approximately 24.7% of nursing center net operating revenues in fiscal 1994, 19.4% in fiscal 1993 and 13.6% in fiscal 1992. Hillhaven believes that it is also one of the largest providers of physical, occupational and speech therapies in the United States. In addition, the Company currently provides long term care to residents of the Company's nursing centers with Alzheimer's disease through 61 Alzheimer's care units with 1,870
          beds.   The Company does not presently maintain designated beds
          for specialty care services, other than for Alzheimer's care, where the patients benefit from segregated facilities. The Company's experience has been that subacute medical and rehabilitation services, particularly rehabilitation, can be effectively and successfully integrated into its standard nursing center operations at the majority of its centers, in most cases with little physical reconfiguration of or modification to the facilities.

               Nursing center net operating revenues, comprised primarily of net patient revenues, accounted for 85.5% and 84.9% of Hillhaven's total net operating revenues for fiscal 1994 and 1993, respectively. In fiscal 1994, the Company derived 50.2% of its net patient revenues from Medicaid, 26.8% from private pay and other sources and 23.0% from Medicare. In fiscal 1993, the comparable figures were 54.8%, 26.8% and 18.4%, respectively. Pharmacy operations accounted for 12.2% and 13.1% of Hillhaven's total net operating revenues for fiscal 1994 and 1993, respectively. In fiscal 1994, institutional pharmacy operations constituted approximately 76% of Medisave's total net operating revenues, compared to 63% in fiscal 1993. Retirement housing operations represented 2.3% and 2.0% of Hillhaven's total net operating revenues for fiscal 1994 and 1993, respectively. Under segment reporting criteria, Hillhaven believes its only material business segment is "health care," which contributed substantially all of the Company's net operating revenues and substantially all of its operating profits for fiscal 1994.

          The Recapitalization

               Since the Spin-off, it has been management's intention to improve Hillhaven's balance sheet (in particular, its debt-to-equity ratio) and to gradually decrease the extent of the relationship between Hillhaven and NME. To this end, prior to September 1993, the Company had purchased all but 23 of the 115 nursing centers originally leased from NME, had restructured its leases relating to the NME-owned nursing centers to eliminate contingent rent provisions and to fix the purchase option prices, had repaid $96.8 million of the $145.9 million principal amount of notes issued by Hillhaven to NME at the time of the Spin-off, had issued $35 million of its 8-1/4% cumulative nonvoting Series C Preferred Stock (the "Series C Preferred Stock") to NME and used the proceeds to repay higher cost debt and had reduced the amount of obligations guaranteed by NME, for which the Company pays a guarantee fee, to $699.0 million at May 31, 1993.

               On September 2, 1993, Hillhaven substantially completed a recapitalization plan (the "Recapitalization") which improved its balance sheet, extended maturities of outstanding indebtedness, increased operating flexibility through the acquisition of previously leased facilities, fixed the interest rates on a portion of its previously floating rate indebtedness and also reduced the extent of the relationship between the Company and NME.

               Through the Recapitalization, the Company's relationship with NME was modified by (i) the purchase of the remaining 23 facilities leased from NME (the "Leased Facilities") for $111.8 million, (ii) the repayment of all existing debt to NME in the aggregate principal amount of $147.2 million, (iii) the release of NME guarantees on approximately $400 million of debt, (iv) the limitation of the annual fee payable to NME in connection with the maintenance of the remaining guarantees to 2% of the remaining amount guaranteed and (v) the amendment of existing agreements to eliminate obligations of NME to provide additional financing to the Company.

               The Recapitalization was financed through (i) the issuance to NME of $120 million of a newly created series of payable-in-kind preferred stock (the "Series D Preferred Stock"), (ii) the incurrence by First Healthcare Corporation, the Company's principal operating subsidiary ("FHC"), of a $175 million five-year term loan under a secured credit facility with a syndicate of banks (the "Bank Term Loan"), (iii) the issuance of $175 million of 10-1/8% Senior Subordinated Notes due 2001 (the "Offering"), (iv) the borrowing of $30 million under an accounts receivable-backed credit facility (the "Accounts Receivable Financing") and (v) the use of approximately $39 million of cash.

               The Recapitalization included a $100 million letter of credit facility to be used to provide credit enhancement for and replace NME guarantees on the Company's industrial revenue bonds, and an $85 million revolving bank line of credit. In February 1994, the letter of credit facility was reduced to $90 million. The availability of the revolving line of credit allows the Company to maintain lower cash balances and may facilitate repayments of higher-rate debt or provide cash for investment or other corporate purposes.

               Following the Recapitalization, NME has continued to be a substantial shareholder of the Company, but is no longer a lessor to or creditor of the Company. NME has continued as a guarantor of certain leases and a significantly reduced portion of the Company's debt. In the short term, the removal of NME as a guarantor of certain of the Company's indebtedness has caused the Company to incur debt at higher interest rates than may have been available previously. However, this cost has been balanced by the reduction of guarantee fees paid to NME and the replacement of $120 million of indebtedness with the Series D Preferred Stock. In addition, the Company has benefited by capping at 2% NME's guarantee fee, which otherwise would have escalated to 3%. New funds are anticipated to be obtained at rates which the Company believes will be lower than the rates which it would have otherwise obtained on financing provided by NME.

               The Recapitalization is discussed in more detail under "Certain Transactions" in the Proxy Statement for the Company's 1994 Annual Meeting of Stockholders.

          Industry Trends

               The Company believes that several industry trends will contribute to growth opportunities. These trends include an aging population, the increasing shift of patients from acute care and rehabilitation hospitals to nursing centers due to the nationwide emphasis on health care cost containment, the health care system reform proposals being considered by the federal and state governments and others, the growth in demand for long term care services and centers currently exceeding the growth in supply and the increasing complexity of and more burdensome operating standards for the delivery of pharmaceutical products and services to nursing centers and other institutions.

               Aging Population. People over the age of 65 are the primary users of long term care. Based on U.S. Census Bureau data, this segment of the population in the United States has grown from approximately 25 million in 1980 to approximately 31 million in 1990. This age group is expected to increase to approximately 35 million by the year 2000. The fastest growing segment of the United States population is the over-85 age group, which is expected to increase from approximately 3.4 million in 1991 to approximately 4.6 million in 2000. Advances in medical technology have increased life expectancies; as a result, an increasing number of elderly patients require a high level of care not historically available outside an acute care hospital.

               Earlier Hospital Discharge to Nursing Centers. Based on reports in health care industry journals, in recent years, average lengths of stay in hospitals have been decreasing, in part as a result of governmental and private pay sources attempting to control health care costs by adopting reimbursement strategies that encourage earlier discharge from hospitals. Many patients leaving hospitals require skilled nursing care and rehabilitation services of the type that the Company provides.

               Health Care System Reforms. In an effort to combat increasing health care costs, governmental entities and insurance companies are considering ways to contain costs, including adjusting Medicaid eligibility requirements and encouraging patients to obtain treatment from lower cost providers. The Company believes that, as a low cost provider of subacute medical and rehabilitation services, it is well-positioned to benefit from these reforms.

               Nursing Center Supply/Demand Imbalance. Based on reports in long term care industry journals, while demand for nursing center beds has increased in recent years, the supply has remained relatively unchanged. Construction and expansion of nursing centers is regulated in most states, and the ability to obtain financing for these activities in the past was adversely affected by lending limitations imposed by the financial institutions industry.

               Increasing Complexity of Institutional Pharmaceutical Requirements. The Company believes that the implementation of the Omnibus Budget Reconciliation Act of 1987 ("OBRA") in October 1990 has further increased the demand for the Company's pharmaceutical services. Nursing centers are responsible for complying with more stringent standards of care established by OBRA, which include planning, monitoring and reporting the progress of prescription drug therapy. Based on reports in long term care industry journals, nursing center administrators and directors of nursing now seek sophisticated and experienced pharmacies with trained consultant pharmacists and computerized documentation programs to help ensure regulatory compliance. Retail pharmacies, which generally lack the breadth of service and do not focus on the special requirements of nursing centers, are being replaced with institutional pharmacies that can more effectively serve this market.

          Business Strategy

               Operating Strategy

               The Company's operating strategy is designed to take advantage of several important industry trends, a number of which are favorable, and includes expanding higher revenue specialty care services, increasing private pay and Medicare census, maintaining high occupancy levels and expanding Medisave's institutional pharmacy operations.

               Expansion of Specialty Care Services. Hillhaven intends to continue to expand its specialty care programs and services. These services generally produce higher revenues than do routine nursing care services and serve to differentiate the Company's facilities from others in a given market. The Company intends to expand its subacute medical and rehabilitation services, which include wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy. The expansion of these services is designed to increase private pay and Medicare revenues which are higher than reimbursement rates for traditional long term care services.

               Increasing Private Pay and Medicare Census. Hillhaven is also working to increase private pay and Medicare census by further developing and maintaining relationships with traditional referral sources and by entering into contracts with private insurance companies to provide subacute medical and rehabilitation services to their insureds. Increasing the number of managed care patients in the Company's nursing centers is an increasingly important component of the Company's marketing strategy. Hillhaven's subacute medical and rehabilitation services offer a less expensive alternative to hospital care for patients who need specialized nursing care but do not require many of the other services provided in an acute care hospital.
          As of May 31, 1994, the Company was operating under 139 such managed health care contracts.

               Maintaining High Occupancy Levels. The Company believes in maintaining high occupancy levels in existing facilities through
          (i) an enhanced emphasis on local marketing efforts in which nursing center employees are charged with actively marketing their services within the community, (ii) broadening the scope and character of services provided in each nursing center and
          (iii) favorable demographic trends. The Company believes that maintaining high occupancy levels enables it to realize greater economies of scale. In fiscal 1994, Hillhaven had an average occupancy in its ongoing nursing centers of 93.4%. However, certain facilities, particularly in the western states, have lower occupancy rates, and management's strategy is to increase occupancy levels in the nursing centers in these states.

               Expansion of Institutional Pharmacy Business. The Company is a leading provider of comprehensive pharmacy services to nursing centers and their patients. Medisave has a growth strategy which includes (i) continued penetration of existing markets, (ii) expansion into selected new markets and
          (iii) increasing infusion and enteral therapy revenues by targeting specific health care providers.

               Financial Strategy

               The Company's financial strategy is designed to increase the equity base of the Company over time and to provide flexibility to capitalize on attractive business opportunities. The key elements of this financial strategy include reducing or refinancing indebtedness, purchasing leased nursing centers and divesting nursing centers that do not perform satisfactorily.

               Reducing or Refinancing Indebtedness. The Company's plan to reduce or refinance indebtedness is designed to improve the Company's debt-to-equity ratio, reduce the overall interest rates on indebtedness (including guarantee fees) and extend the maturities and amortization of the Company's indebtedness.

               Purchasing Leased Nursing Centers. Since the Spin-off, Hillhaven has purchased 136 of the 239 nursing centers that were leased at that time. The acquisition of the Leased Facilities completed the Company's purchase of all of the 115 facilities previously leased from NME. The Company generally considers ownership of nursing centers preferable to leasing, both in the short term and in the long term, because it provides increased operating flexibility and the opportunity to benefit from future real estate appreciation.

               Conclusion of the Disposition Program. On December 5, 1991, Hillhaven announced a restructuring plan designed to improve its long-term financial strength and operating performance by disposing of underperforming nursing centers, restructuring facility leases with NME and selling $35 million of Series C Preferred Stock to NME in order to prepay indebtedness owed to NME. The plan involved the sale or sublease of 82 nursing centers, which disposition was intended to allow the Company to concentrate on markets and services that offer higher profits, as well as to realize reductions in overhead costs. As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers, as well as three retirement housing facilities which, prior to March 1, 1992, had been recorded as discontinued operations. During the second quarter of fiscal 1994, the Company reviewed its asset disposition program and, because of improvements in reimbursement rates and results of operations, decided not to pursue the sale of the remaining nursing homes and a retirement housing facility, but instead reinstated these facilities as ongoing operations. On
          December 31, 1993, the Company completed the sale of 13 additional nursing centers, nine of which had previously been held for disposition.

          Nursing Centers

               Hillhaven's nursing center operations provide skilled nursing, residential and rehabilitative care in 288 nursing centers in 33 states. At May 31, 1994, Hillhaven owned 194 and leased 78 nursing centers. These nursing centers had a total of 34,162 licensed beds, with individual nursing center capacities ranging from 42 to 692 beds. In addition, seven nursing centers are managed for partnerships or joint ventures in which Hillhaven has an equity interest and nine nursing centers are managed for NME and other third parties for management fees usually based upon a percentage of nursing center revenues.

               Hillhaven is a leading provider of rehabilitation services, including physical, occupational and speech therapies. Rehabilitation services are provided in all of the Company's nursing centers. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide for higher revenues than other nursing center patients because they use a higher level of ancillary services. In addition, management believes that Hillhaven is one of the leading providers of care for patients with Alzheimer's disease. At May 31, 1994, the Company offered treatment in approximately 1,870 beds in 61 nursing centers for patients suffering from Alzheimer's disease. Many of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

               Marketing

               The factors which affect consumers' selection of a nursing center vary from community to community and include competition and a provider's relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. Therefore, Hillhaven's marketing efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The Company's marketing efforts are directed toward improving the payor mix at the nursing centers by increasing the census of private pay patients, patients covered by managed care contracts and Medicare patients. To this end, the Company is working to educate the various referral sources about the value of Hillhaven's nursing centers as an attractive lower cost alternative to acute care and rehabilitation hospitals for subacute medical care and specialty services.

               Operations

               Each nursing center is managed by a state licensed administrator who is supported by other professional personnel, including a director of nursing, staff development professional (responsible for employee training), activities director, business office manager and, in general, physical, occupational and speech therapists. The directors of nursing are state licensed nurses who supervise nursing staffs which include registered nurses, licensed practical nurses and nursing assistants. Staff size and composition vary depending on the size and occupancy of each nursing center and on the level of care provided by the nursing center. The nursing centers contract with physicians who serve as medical directors and serve on quality assurance committees.

               The nursing centers are supported by regional staff in the areas of nursing, dietary and rehabilitation services, maintenance, human resources, marketing and financial services. In addition, corporate staff in Tacoma, Washington provide other services in the areas of marketing assistance, human resource management, state and federal reimbursement, state licensing and certification, legal, finance and accounting support. Financial control is maintained principally through fiscal and accounting policies established at the corporate level for use at the nursing centers.

               Quality of care is monitored and enhanced by quality assurance committees, regional quality assurance teams and family satisfaction surveys. The quality assurance committees oversee patient health care needs and resident and staff safety. Additionally, physicians serve on the quality assurance committees as medical directors and advise on health care policies and practices. Regional consultants visit each nursing center periodically to review practices and recommend improvements where necessary in the level of care provided and to assure compliance with requirements under applicable Medicare and Medicaid regulations. Surveys of residents' families are conducted from time to time in which the families are asked to rate various aspects of service and the physical condition of the nursing centers. These surveys are reviewed by nursing center administrators to help ensure quality care.

               Hillhaven provides training programs for nursing center administrators, managers, nurses and nursing assistants. These programs are designed to provide career opportunities for employees and to maintain high levels of quality patient care.

               Approximately 99% of the nursing centers are currently certified to receive benefits provided under Medicare and Medicaid programs. Medicare is a federal health insurance program primarily for the elderly. Medicaid is a joint federal/state program providing medical assistance to the indigent. A nursing center's qualification to participate in such programs depends upon many factors, including, among other things, accommodations, equipment, services, safety, personnel, physical environmental and adequate policies and procedures.

               Occupancy Level

               The following table sets forth for the periods indicated data with respect to numbers of owned or leased nursing centers operated by Hillhaven, numbers of beds and occupancy levels. (Data with respect to facilities managed by the Company for partnership and joint ventures in which the Company has an equity interest and for third parties are not included. See "Facilities.")

                               No. of
                              Operating
                               Nursing          No. of
            Fiscal Year        Centers           Beds           Average
           Ended May 31,     At Year End     At Year End       Occupancy
               1994              272            34,162           93.4%
               1993              284            35,139           93.4
               1992              334            41,089           91.6

               Sources of Revenues

               Net patient care revenues are derived principally from Medicare and Medicaid programs and from private pay patients. Consistent with the nursing home industry generally, changes in the mix of Hillhaven's patient population among these three categories significantly affect the profitability of Hillhaven's operations. Although the level of cost reimbursement for Medicare patients generally produces the most revenue per patient day, profitability is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private pay patients generally constitute the most profitable and Medicaid patients generally constitute the least profitable category.

               The table below sets forth certain data for the periods shown with respect to the payor mix of owned or leased nursing centers that were operated by Hillhaven. (Data with respect to facilities managed by the Company for partnerships and joint ventures in which the Company has an equity interest and for third parties are not included. See "Facilities.")

           Fiscal
            Year       Medicaid      Private and Other      Medicare
           Ended   Patient    Net    Patient    Net    Patient    Net
          May 31,    Days   Revenues  Days    Revenues  Days    Revenues

            1994      66.6%    50.2%    23.4%    26.8%    10.0%    23.0%
            1993      68.4     54.8     23.3     26.8      8.3     18.4
            1992      68.9     57.3     24.6     28.2      6.5     14.5

            Both governmental and private third-party payors have employed cost containment measures designed to limit payments made to health care providers such as the Company. Those measures include the adoption of initial and continuing recipient eligibility criteria which may limit payment for services, the adoption of coverage criteria which limit the services that will be reimbursed and the establishment of payment ceilings which set the maximum reimbursement that a provider may receive for services. Furthermore, government reimbursement programs are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially increase or decrease the rate of program payments to the Company for its services. There can be no assurance that payments under governmental and private third-party payor programs will remain at levels comparable to present levels or will be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. In addition, there can be no assurance that facilities owned, leased or managed by the Company, or the provision of services and supplies by the Company, will meet the requirements for participation in such programs. The Company could be adversely affected by the continuing efforts of governmental and private third-party payors to contain the amount of reimbursement for health care services. In an attempt to limit the federal budget deficit, there have been, and the Company expects that there will continue to be, a number of proposals to limit Medicare and Medicaid reimbursement for health care services.

               Medicare

               The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to skilled nursing centers after at least a three-day stay in an acute care hospital. Covered services include supervised nursing care, room and board, social services, physical and occupational therapies, pharmaceuticals, supplies and other necessary services provided by skilled nursing centers.

               Under the Medicare program, skilled nursing center reimbursement is based upon actual costs incurred as reported by each nursing center at the end of each annual reporting period. Revenues under this program are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided for in the period the related services are rendered and are adjusted as final settlements are determined. To date, these settlements have not resulted in material adjustments to earnings.

               Medicaid

               Medicaid is a state-administered program financed by state funds and matching federal funds. The program provides for medical assistance to the indigent and certain other eligible persons. Although administered under broad federal regulations, states are given flexibility to construct programs and payment methods consistent with their individual goals. These programs, therefore, differ from state to state in many respects.

               Federal law requires Medicaid programs to pay rates that are reasonable and adequate to meet the costs incurred by an efficiently and economically operated nursing center providing quality care and services in conformity with all applicable laws and regulations. However, despite these federal requirements, disagreements frequently arise between nursing centers and states regarding the adequacy of Medicaid payments. In addition, the Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may materially increase or decrease the level of program payments to nursing centers operated by Hillhaven. Management believes that, at present, the payments under these programs are not sufficient on an overall basis to cover the costs of serving residents participating in these programs. Furthermore, OBRA mandates an increased emphasis on ensuring quality patient care, which has resulted in additional expenditures by nursing centers.

               There can be no assurance that the payments under these state programs will remain at levels comparable to current levels or, in the future, will be sufficient to cover the costs incurred in serving residents participating in such programs. Hillhaven provides to eligible individuals Medicaid-covered services consisting of nursing care, room and board and social services. In addition, states may at their option cover other services such as physical, occupational and speech therapies and pharmaceuticals.

               Private Payment and Medicare Patients

               Hillhaven seeks private payment and Medicare patients and has specific marketing and referral programs aimed at enhancing its private census. In particular, the Company has implemented a strategy to increase the number of managed care patients.
          Private payment patients typically have financial resources (including insurance coverage) to pay for their monthly services and therefore do not rely on Medicaid for support. Private payment billings are sent monthly, with any collection efforts handled primarily through the nursing centers. Patients either pay directly or funds are received from family members, insurance companies, health maintenance organizations or other private third-party payors.

               Competition

               Hillhaven's nursing centers compete on a local and regional basis with other long term care providers. Hillhaven's competitive position varies from nursing center to nursing center within the various communities served. Hillhaven believes that the quality care provided, reputation, location and physical appearance of its nursing centers and, in the case of private patients, the rates or charges for services are significant competitive factors. There is limited, if any, price competition with respect to Medicare and Medicaid patients, since revenues received for services provided to such patients are strictly controlled and based on fixed rates or cost reimbursement principles.

               The long term care industry is divided into a variety of competitive areas which market similar services. These competitors include nursing centers, hospitals, extended care centers, retirement housing facilities and communities, home health agencies and similar institutions. The industry includes government-owned, church-owned, secular not-for-profit and for-profit institutions.

               Facilities

               The following table lists, by state, the number of nursing centers operated by the Company for its own account as of May 31, 1994. Sixteen nursing centers, accounting for 2,087 beds, managed at that date for partnerships and joint ventures in which the Company has an equity interest and for others are not included in the table.

                                                                    Leased
                                                                     From
                                                  Licensed           Third
                                        Number      Beds    Owned   Parties
          Alabama (1)<F1>                  3         447       3      --
          Arizona                          7         970       5       2
          Arkansas                         1         174       1      --
          California                      39       4,140      21      18
          Colorado                         7         935       2       5
          Connecticut (1)<F1>              6         716       6      --
          Florida (1)<F1>                 10       1,291       8       2
          Georgia (1)<F1>                  3         370       3      --
          Hawaii (1)<F1>                   1          60       1      --
          Idaho                            9         903       7       2
          Indiana (1)<F1>                  9       1,323       3       6
          Kentucky (1)<F1>                15       1,914      12       3
          Maine (1)<F1>                   11         880      11      --
          Massachusetts (1)<F1>           36       4,055      33       3
          Minnesota                        1         159       1      --
          Mississippi (1)<F1>              1         120      --       1
          Montana (1)<F1>                  3         456       2       1
          Nebraska (1)<F1>                 1         157      --       1
          Nevada (1)<F1>                   3         312       3      --
          New Hampshire (1)<F1>            3         512       3      --
          North Carolina (1)<F1>          29       3,241      20       9
          Ohio (1)<F1>                    11       1,546       7       4
          Oklahoma (1)<F1>                 1         126       1      --
          Oregon (1)<F1>                   4         468       2       2
          Tennessee (1)<F1>               16       2,652       5      11
          Utah                             5         620       5      --
          Vermont (1)<F1>                  1         160       1      --
          Virginia (1)<F1>                 5         764       4       1
          Washington (1)<F1>              13       1,530      10       3
          Wisconsin (1)<F1>               14       2,710      10       4
          Wyoming (1)<F1>                  4         451       4      --

          Number of nursing centers      272                 194      78

          Total number of licensed beds           34,162  24,242   9,920

          (1)<F1> These states have Certificate of Need regulations. See "Business - Government Regulation."

               In addition to its interests in nursing centers, as described above, as of May 31, 1994, Hillhaven had 50% interests in seven partnerships and joint ventures that own nursing centers managed by Hillhaven with an aggregate of 772 beds in five states. Hillhaven also manages nine nursing centers owned by NME and other third parties. These nursing centers are managed by Hillhaven for varying management fees. The aggregate net operating revenues received in connection with the management of these facilities was $5.7 million in fiscal 1994 and $5.5 million in fiscal 1993.

          Pharmacies

               Through Medisave, the Company provides institutional and retail pharmacy services. As of May 31, 1994, Medisave operated 40 institutional pharmacies and 32 retail pharmacies in 19 states. In fiscal 1994, Medisave's net operating revenues were $176.2 million, representing 12.2% of the Company's net operating revenues. Medisave's net operating revenues of $179.3 million accounted for 13.1% of Hillhaven's net operating revenues in fiscal 1993, compared to 12.0% in fiscal 1992.

               The institutional pharmacy division focuses on providing a full array of pharmacy services to approximately 400 nursing centers and specialized care centers. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory and infusion services and enteral therapies. In addition, Medisave provides a variety of pharmaceutical consulting services designed to assist nursing centers in program administration. The disposition of 50 nursing centers as part of the restructuring announced in December 1991 has not had a material adverse effect on the results of operations of the institutional pharmacy division. Institutional pharmacy operations accounted for approximately 76% of total pharmacy revenues and approximately 90% of Medisave's operating profits in fiscal 1994. In fiscal 1993, the comparable figures were 63% and 80%, respectively.

               Medisave's retail pharmacy operations consist of discount retail pharmacy and optical stores in leased facilities. In 1993 and 1994, the Company terminated leases of 36 retail outlets in Wal-Mart stores. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. The termination of these leases is not expected to have a material effect on pharmacy operating income. Retail operations accounted for approximately 24% of Medisave's total pharmacy revenues and approximately 10% of its operating profits in fiscal 1994. In fiscal 1993, the comparable figures were 37% and 20%, respectively.

               The following table lists by state the number of pharmacies operated by Medisave as of May 31, 1994.

                    State                                 Number
                    Arizona                                   1
                    California                               12
                    Colorado                                  1
                    Florida                                   3
                    Idaho                                     1
                    Illinois                                  3
                    Kansas                                    6
                    Louisiana                                 4
                    Massachusetts                             2
                    Mississippi                               5
                    Missouri                                  1
                    Nevada                                    2
                    North Carolina                            4
                    Ohio                                      2
                    Tennessee                                 3
                    Texas                                    15
                    Utah                                      1
                    Virginia                                  3
                    Wisconsin                                 3

                         Total                               72

          Retirement Housing Communities

               Hillhaven's retirement housing operations consist of 19 retirement housing communities. These centers include 2,622 apartment units and are located in 14 states. Of the total number of retirement housing centers, 14 are owned by Hillhaven, one is leased by Hillhaven and four are owned by partnerships in which Hillhaven has an equity interest. Retirement housing operations represented approximately 2.3%, 2.0% and 1.7% of Hillhaven's total net operating revenues for fiscal 1994, 1993 and 1992, respectively.

               Retirement housing communities serve more independent and self-sufficient residents than do the nursing centers. A retirement housing community consists of studio, one-bedroom and two-bedroom apartment units. Residents typically receive weekly housekeeping and linen service, local transportation, 24-hour emergency call system and daily food service.

               Residents are responsible for monthly fees which typically are paid by the resident or the resident's family members. Retirement housing operations do not presently qualify for reimbursement under Medicare, Medicaid or Veterans Administration health care programs because they do not offer the levels of care required under such programs. Monthly fees paid by residents are based upon the resident's apartment size, the number of meals the resident elects to purchase and the level of personal care required by the resident.

               The following table lists, by state, the number of retirement housing communities operated by the Company as of May 31, 1994.

                                                              Leased
                                                               From
                                                               Third
               State                   Number   Owned(1)<F1>  Parties
               Arizona                    4         4            -
               California                 1         1            -
               Colorado                   1         1            -
               Florida                    2         2            -
               Idaho                      1         1            -
               Kansas                     1         1            -
               Massachusetts              2         2            -
               Missouri                   1         1            -
               New Hampshire              1         1            -
               Ohio                       1         -            1
               Oklahoma                   1         1            -
               Oregon                     1         1            -
               Utah                       1         1            -
               Washington                 1         1            -

                    Totals               19        18            1

          (1)<F1> Includes retirement housing communities owned by partnerships in which Hillhaven has a limited and/or general partnership interest that are managed by Hillhaven for such partnerships.

          Government Regulation

               The federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the development and operation of long term care facilities and retirement communities and the provision of health care services are subject to federal, state and local laws relating to the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention, rate-setting and compliance with building codes and environmental laws. Long term care facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law, certification under the Medicare and Medicaid programs and continued participation in the Veterans Administration program. Retirement communities and their owners are subject to periodic inspection by governmental authorities to assure compliance with various standards including standards relating to the financial condition of the owners of such communities. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's operations.

               Effective October 1, 1990, OBRA increased the enforcement powers of state and federal certification agencies. Additional sanctions were authorized to correct noncompliance with regulatory requirements, including fines, temporary suspension of admission of new patients to nursing centers and, in extreme circumstances, decertification from participation in the Medicare or Medicaid programs.

               Nursing centers managed and operated by Hillhaven are licensed either on an annual or bi-annual basis and certified annually for participation in Medicare and/or Medicaid by the respective states through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of nursing centers. Hillhaven endeavors to comply with federal, state and local regulatory requirements for the maintenance and operation of its nursing centers. From time to time Hillhaven's nursing centers receive statements of deficiencies from regulatory agencies. In response, Hillhaven implements plans of correction with respect to these nursing centers to address the alleged deficiencies. Hillhaven believes that its nursing centers are in material compliance with all applicable regulations or laws.

               In certain circumstances, federal law mandates that conviction of certain abusive or fraudulent behavior with respect to one health care facility may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all facilities under common control or ownership within a state are subject to delicensure if any one or more of such facilities is delicensed.

               In addition to license requirements, many states in which Hillhaven operates have statutes that require a Certificate of Need to be obtained prior to the construction of a new nursing center, the addition of new beds or services or the incurring of certain capital expenditures. Certain states also require regulatory approval prior to certain changes in ownership of a nursing center. A total of eight states in which Hillhaven operates have eliminated their Certificate of Need programs and a number of other states are considering alternatives to their Certificate of Need programs. To the extent that Certificates of Need or other similar approvals are required for expansion of Company operations, either through facility acquisitions or expansion or provision of new services or other changes, such expansion could be adversely affected by the failure or inability to obtain the necessary approvals, changes in the standards applicable to such approvals or possible delays and expenses associated with obtaining such approvals.

               Pharmaceutical operations are subject to regulation by the various states in which the Company conducts its business as well as by the federal government. The Company's pharmacies are regulated under the Food, Drug and Cosmetic Act and the Prescription Drug Marketing Act, which are administered by the United States Food and Drug Administration. Under the Comprehensive Drug Abuse Prevention and Control Act of 1970, which is administered by the United States Drug Enforcement Administration ("DEA"), dispensers of controlled substances must register with the DEA, file reports of inventories and transactions and provide adequate security measures. Failure to comply with such requirements could result in civil or criminal penalties.

               The Company is also subject to federal and state laws which govern financial and other arrangements between health care providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between health care providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. Such laws include the anti-kickback provisions of the federal Medicare and Medicaid Patients and Program Protection Act of 1987. These provisions prohibit, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare and Medicaid patients. In addition, some states restrict certain business relationships between physicians and pharmacies, and many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. Possible sanctions for violation of any of these restrictions or prohibitions include loss of licensure or eligibility to participate in reimbursement programs as well as civil and criminal penalties. These laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

          Insurance Coverage and Availability

               The Company has liability insurance policies providing insurance coverage which it believes to be adequate. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's coverage will not be asserted against the Company. In addition, the Company's insurance policies must be renewed annually. Although the Company has obtained various insurance coverages at a reasonable cost in the past, there can be no assurance that it will be able to do so in the future. Although the Company has had access to other insurance options, through May 31, 1994, substantially all of the professional and general liability risks of Hillhaven were insured by a company that is wholly-owned by NME because it offered more competitive rates. All matters arising after May 31, 1994 will be insured through the Company's newly formed captive insurance company, Cornerstone Insurance Company.

          Other Real Property

               The Company owns unimproved real property with a book value of approximately $11.4 million at May 31, 1994.

          Employees

               As of May 31, 1994, Hillhaven employed approximately 38,100 individuals, of whom approximately 25,600 full-time and 9,800 part-time employees work at Hillhaven's nursing centers, approximately 850 employees work at the corporate and regional offices, approximately 1,350 employees work in Hillhaven's pharmacy operations and approximately 500 employees work in the retirement housing communities. Among its professional staff, Hillhaven employs approximately 2,900 registered nurses, 4,800 licensed practical nurses and 2,600 licensed therapists. Hillhaven has 22 collective bargaining agreements covering approximately 4,500 employees. The Company believes that its relations with its employees are good.

          Executive Officers of the Registrant

               Set forth below are the names, ages, titles and present and past positions of the persons who are executive officers of Hillhaven.


                 Name and Age                 Position and Experience

          Bruce L. Busby (50)           Chief Executive Officer and
                                        Chairman of the Board.  Mr. Busby
                                        has been a director and the Chief
                                        Executive Officer of the Company
                                        since April 1991 and Chairman of
                                        the Company since September 1993.
                                        Before joining the Company,
                                        Mr. Busby served NME as Chief
                                        Executive Officer and President of
                                        the Venture Development Group from
                                        April 1988 to March 1991, Chairman
                                        and Chief Executive Officer of the
                                        Long Term Care Group from August
                                        1986 to March 1988 and President
                                        of the Retail Services Group from
                                        June 1986 to November 1987.

          Christopher J. Marker (51)    President.  Mr. Marker has been a
                                        director and the President of the
                                        Company since December 1989.  He
                                        served as President of the
                                        Company's predecessor, an NME
                                        subsidiary, from April 1988 to
                                        January 1990.  Prior to that,
                                        Mr. Marker was Executive Vice
                                        President of Westin Hotels and
                                        Resorts from January 1984 to March
                                        1988.

                 Name and Age                 Position and Experience

          Jeffrey M. McKain (43)        Executive Vice President.
                                        Mr. McKain has served Hillhaven as
                                        Executive Vice President since
                                        January 1992 and as Senior Vice
                                        President from April 1991 to
                                        January 1992.  He served as Senior
                                        Vice President, Operations of
                                        First Healthcare Corporation, a
                                        wholly-owned subsidiary of the
                                        Company, from April 1990 to April
                                        1991 and as Vice President of
                                        Operations of FHC from January
                                        1986 to March 1990.

          Robert F. Pacquer (49)        Senior Vice President and Chief
                                        Financial Officer.  Mr. Pacquer
                                        has served the Company as Senior
                                        Vice President and Chief Financial
                                        Officer since December 1989 and as
                                        Treasurer from that date to March
                                        1992.  He served as Senior Vice
                                        President and Chief Financial
                                        Officer of the Company's
                                        predecessor from October 1986 to
                                        January 1990.

          Richard P. Adcock (39)        Senior Vice President, Secretary
                                        and General Counsel.  Mr. Adcock
                                        has served the Company as Senior
                                        Vice President since December 1989
                                        and as Vice President, Secretary
                                        and General Counsel since May
                                        1989.  He served as Vice
                                        President, Secretary and General
                                        Counsel of the Company's
                                        predecessor from May 1987 to
                                        January 1990.

          Kris Scoumperdis (50)         Senior Vice President.  Mr.
                                        Scoumperdis has served the Company
                                        as Senior Vice President since
                                        February 1991 and as Vice
                                        President from March 1990 to
                                        January 1991.  Before joining the
                                        Company he served as Vice
                                        President, Human Resources of the
                                        Frank Russell Company, a pension
                                        asset consulting firm, from
                                        November 1988 to March 1990, and
                                        as Vice President, Human Resources
                                        and Support Services of Good
                                        Samaritan, Inc., a health care
                                        company, from November 1984 to
                                        October 1988.

                 Name and Age                 Position and Experience

          Carl Napoli (56)              Chief Executive Officer, President
                                        and Chief Operating Officer of
                                        Medisave.  Mr. Napoli has served
                                        as Chief Executive Officer of
                                        Medisave Pharmacies, Inc. since
                                        July 19, 1994, as President and
                                        Chief Operating Officer since May
                                        1992, and he previously served as
                                        Executive Vice President of
                                        Operations from September 1984 to
                                        May 1992.

          Edward L. Hiller (63)         Vice President/Acquisitions of
                                        Medisave.  Mr. Hiller has served
                                        as Vice President/Acquisitions of
                                        Medisave since July 19, 1994.
                                        Mr. Hiller served as Chief
                                        Executive Officer of Medisave
                                        Pharmacies, Inc. from April 1992
                                        to July 19, 1994 and as President
                                        from July 1975 to March 1992.

          Robert K. Schneider (46)      Vice President and Treasurer.
                                        Mr. Schneider has served as Vice
                                        President and Treasurer since
                                        April 1992 and as Vice President,
                                        Treasury from August 1990 to April
                                        1992.  Before joining Hillhaven,
                                        he served as a Vice President and
                                        Manager of Seafirst Bank from
                                        September 1985 to August 1990.

          Michael B. Weitz (44)         Vice President of Finance.
                                        Mr. Weitz has served as Vice
                                        President of Finance and principal
                                        accounting officer since April
                                        1992 and as Vice President,
                                        Finance from June 1991 to April
                                        1992.  From November 1990 to May
                                        1991, he was a self-employed
                                        independent certified public
                                        accountant.  From June 1989 to
                                        October 1990, he served as Vice
                                        President of Finance and Treasurer
                                        of Chemical Processors, Inc., an
                                        environmental company.

          Item 2.  Properties

          The response to this item is included in Item 1.

          Item 3.  Legal Proceedings

          There are no material legal proceedings pending to which the Registrant is a party, or to which any of its property is subject, nor is such litigation threatened, other than ordinary routine litigation which is incidental to its business.

          Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1994.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

          At May 31, 1994, there were approximately 8,700 holders of record of the Company's common stock. Approximately 33,300 additional stockholders held shares under beneficial ownership in nominee name or within clearing house positions of brokerage firms and banks. The Company's common stock has been listed and traded on the New York Stock Exchange since November 2, 1993 and was previously listed and traded on the American Stock Exchange under the symbol "HIL." The stock prices below are the high and low sales prices as reported on the composite tape as adjusted to reflect a one-for-five reverse stock split.

                                    Fiscal 1994         Fiscal 1993
                                    High      Low       High      Low
          First quarter           18-3/4    14-3/8    13-3/4    10-5/8
          Second quarter         20-5/16  14-11/16    16-7/8        10
          Third quarter           21-3/8    17-7/8    21-7/8  12-13/16
          Fourth quarter          22-7/8    18-1/2    17-1/2    13-1/8

               The Company has not paid a common dividend and does not anticipate declaring a common dividend in the near future.

     Item 6.  Selected Financial Data
     The following selected financial data have been derived from the Consolidated Financial Statements of The Hillhaven Corporation and its subsidiaries ("Hillhaven" or the "Company").  The data set forth below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of
     Operations" which follow.

     (Dollars in thousands, except share information)
                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Income Statement Data:
     Net operating revenues    $1,448,734   $1,362,830    $1,304,126  $1,241,973  $ 382,755  $ 734,542
     Expenses:
      Operating and
       administrative           1,235,652    1,166,607     1,132,285   1,083,260    331,833    639,762
      Interest                     52,531       57,451        52,450      40,254     12,630     43,016
      Depreciation and
       amortization                54,109       53,448        46,594      33,551     10,063     28,400
      Rent                         52,440       52,537        67,144      97,526     34,543     39,361
      Guarantee fees                6,684        9,644         8,336       7,016      2,000        ---
      Restructuring               (20,225)       5,769        92,529         ---        ---        ---
      Adjustment to carrying
       value of properties
       previously reported
       as discontinued
       operations                     ---          ---        20,736         ---        ---        ---

     Net expenses               1,381,191    1,345,456     1,420,074   1,261,607    391,069    750,539
     Interest income               13,635       16,006        12,820      17,013      6,309      8,704
     Income (loss) from
      operations                   81,178       33,380      (103,128)     (2,621)    (2,005)    (7,293)






                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Income tax (expense)
      benefit on income
      (loss) from operations      (22,653)       7,367          (407)        ---       (225)     3,132
     Reinstatement of
      discontinued
      operations                      ---          ---        24,743       4,379      2,647      5,785
     Extraordinary
      charge - early
      extinguishment
      of debt, net of
      income taxes                 (1,062)        (565)          ---         ---        ---        ---
     Cumulative effect of
      change in accounting
      for income taxes                ---       (1,103)          ---         ---        ---        ---

     Net income (loss)         $   57,463   $   39,079    $  (78,792) $    1,758  $     417  $   1,624
     Net income (loss)
      per common share
      - primary                     $2.02        $1.59        $(3.86)       $.09       $.02        ---
      - fully diluted               $1.71          ---           ---         ---        ---        ---
     Balance Sheet Data:
     Working capital           $   36,147   $   77,870    $   58,951  $   77,867  $  89,956  $  44,382
     Total assets               1,184,000    1,218,237     1,174,595     813,488    679,896    557,482
     Long-term debt               577,951      818,248       833,779     442,233    336,836    250,184
     Stockholders' equity         361,369      180,226       140,057     181,106    171,464    446,131











                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Other Information
      (unaudited):
     Nursing Centers
      (at end of period)
     Number of nursing centers        272          284           334         342        343        343
     Number of licensed beds       34,162       35,139        41,089      42,239     42,409     42,367
     Average occupancy rate
      for the year                   93.4%        93.4%         91.6%       90.6%      90.4%      90.8%
     Nursing centers managed
      for others                       16           17            17          19         19         18
     Pharmacy Outlets                  72           83           126         113        116        122
     Retirement Housing
      Communities                      19           21            27          27         24         24
























          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          (Dollars in thousands)


          The following material should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements of the Company and the related notes thereto. All references in this section to years are to fiscal years of the Company ended May 31 of such year.


          Significant Events

             In the 1994 second quarter, Hillhaven completed a recapitalization plan which improved its balance sheet and modified its relationship with National Medical Enterprises, Inc. (NME).

             A one-for-five reverse split of the Company's common stock was effected in the 1994 second quarter.

             Also in the second quarter, the Company completed its facility disposition program and recorded a $21,904 pretax restructuring credit.

             In 1994, Hillhaven realized earnings of $57,463, compared to $39,079 in 1993 and a net loss of $78,792 in 1992. The 1992 loss included a $90,000 pretax restructuring charge, as described below.


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

          The Company's relationship with NME was modified by (i) the purchase of the remaining 23 nursing centers leased from NME for $111,800, (ii) the repayment of all existing debt to NME in the aggregate principal amount of $147,202, (iii) the release of NME guarantees on approximately $400,000 of debt, (iv) the limitation of the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) the amendment of existing agreements to eliminate obligations of NME to provide additional financing to the Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 five-year term loan under a secured credit facility with a syndicate of banks (the "Bank Term Loan"), (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001, (iv) borrowings of $30,000 under an accounts receivable-backed credit facility and (v) the use of approximately $39,000 of cash. Hillhaven refinanced third-party debt in the aggregate amount of $266,737 with proceeds from the Recapitalization. At May 31, 1994, the Bank Term Loan had a balance of $165,000 bearing interest at 6.1%.

          The Recapitalization included a $100,000 letter of credit facility to be used to provide credit enhancement for and replace NME guarantees on the Company's industrial revenue bonds, and an $85,000 revolving bank line of credit. In February 1994, the letter of credit facility was reduced to $90,000. The availability of the revolving line of credit allows the Company to maintain lower cash balances and may facilitate repayments of higher-rate debt or provide cash for investment or other corporate purposes. At May 31, 1994, letters of credit outstanding under the letter of credit facility totalled $69,418 and the revolving bank line of credit had an outstanding balance of $8,000.


          Conclusion of the Disposition Program

          On December 5, 1991, Hillhaven announced a restructuring plan designed to improve its long-term financial strength and operating performance by disposing of underperforming nursing centers, restructuring facility leases with NME and selling $35,000 of Series C Preferred Stock to NME in order to prepay indebtedness owed to NME. The plan involved the sale or sublease of 82 nursing centers, which disposition was intended to allow the Company to concentrate on markets and services that offer higher profits, as well as to realize reductions in overhead costs. A pretax restructuring charge of $90,000 was recorded in the 1992 second quarter ended November 30, 1991, which included provisions for estimated losses on the disposition of the 82 nursing centers, operating losses of these centers during an estimated two-year disposition period and other related costs.

          As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers, as well as three retirement housing facilities which, prior to March 1, 1992, had been recorded as discontinued operations. During the 1994 second quarter, the Company reviewed its asset disposition program. Because of improvements in reimbursement rates and results of operations, the Company decided not to pursue the sale of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets.

          Accrued loss reserves remaining at September 1, 1993 amounted to $54,550. Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statements of operations for all periods presented. See Note 2 of Notes to Consolidated Financial Statements. Net assets of these facilities, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.

          On December 31, 1993, the Company sold 13 nursing centers, nine of which had previously been held for disposition. The sale resulted in a gain of $5,102, which is included in net operating revenues.


          Results of Operations

          Net operating revenues were $1,448,734 in 1994, $1,362,830 in 1993 and $1,304,126 in 1992. Net operating revenues for 1993 and 1992 are not directly comparable because revenues and expenses of the 50 nursing centers disposed of in connection with the December 1991 restructuring have been excluded from results of operations for periods after November 1991. Operating income before property-related expenses (which are comprised of rent, depreciation and amortization, interest and guarantee fees) and restructuring items was $213,082 in 1994 (14.7% of net operating revenues), an increase of approximately 8.6% from $196,223 in 1993 (14.4% of net operating revenues), which in turn represented an increase of 14.2% from $171,841 in 1992 (13.2% of net operating revenues). Net income (loss) was $57,463, $39,079 and $(78,792) in 1994, 1993 and 1992, respectively. Net income for 1994 includes the $21,904 pretax restructuring credit. The net loss in 1992 was due largely to the $90,000 pretax restructuring charge.

          The following table identifies the Company's sources of net operating revenues.

                                                Year ended May 31,
                                           1994        1993       1992
           Percentage of net
             operating revenues:
           Nursing Centers:
             Long term care                 61.7%       66.3%      71.7%
             Subacute medical and
               rehabilitation               21.2        16.5       12.4
             Other operating revenues        2.6         2.1        2.2
                 Total nursing centers      85.5        84.9       86.3
           Pharmacies                       12.2        13.1       12.0
           Retirement Housing                2.3         2.0        1.7

           Total                           100.0%      100.0%     100.0%


           Net patient revenues
             per patient day:
            Long term care                $84.59      $82.05     $76.13
            Subacute medical and
              rehabilitation             $240.87     $215.77    $189.50
            Combined                     $101.38      $93.59     $83.51

           Average number of
             beds available               34,760      35,356     35,865
           Average occupancy                93.4%       93.4%      91.6%


           Nursing center net operating revenues, comprised primarily of patient revenues, increased 7.1% in 1994 to $1,239,317 and 2.7% in 1993 to $1,156,766 from $1,126,094 in 1992. These increases were due to the increases in revenues per patient day, offset in part by the disposition of nursing centers.

           Patient revenues are affected by changes in Medicare and Medicaid reimbursement rates, private pay and other rates charged by Hillhaven, occupancy levels, the nature of services provided and the payor mix. Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below. Included in private and other revenues are per diem amounts received from managed care contracts.

                               Net Patient Revenues    Patient Census
                               1994   1993    1992   1994    1993   1992
           Medicaid            50.2%  54.8%   57.3%  66.6%   68.4%  68.9%
           Private and other   26.8   26.8    28.2   23.4    23.3   24.6
           Medicare            23.0   18.4    14.5   10.0     8.3    6.5

           In 1994 and 1993, Hillhaven received rate increases from Medicare and Medicaid and increased its private pay rates.

           The Company is continuing its strategy of improving its quality mix of private pay and Medicare patients by expanding its subacute medical and rehabilitation programs and services.
           These higher revenue services include physical, occupational, speech and respiratory therapy and subacute care services, such as stroke therapy and wound care. The Company has increased the number of managed care contracts it maintains with insurance companies and other payors to provide subacute medical and rehabilitation care to their insureds, offering a less expensive alternative to acute care hospitals. The average daily number of managed care patients in Hillhaven's nursing centers, including long term care patients, was approximately 435 in 1994 compared to 211 in 1993 and 29 in 1992.

           Net operating revenues from pharmacy operations decreased to $176,178 in 1994 from $179,299 in 1993 and increased from $156,107 in 1992. Pharmacy operations produced operating income before property-related expenses of $25,366 in 1994
           (14.4% of net operating revenues), an increase of approximately 8.3% from $23,419 (13.1% of net operating revenues) in 1993, which in turn represented an increase of approximately 5.0% from $22,307 (14.3% of net operating revenues) in 1992. The decrease in revenues in 1994 is the result of the disposition of 61 marginally performing retail outlets in 1994 and late 1993. Institutional revenues, accounting for approximately 76% of pharmacy net operating revenues in 1994, versus 63% in 1993 and 55% in 1992, increased by 17.9% and 31.9% to $133,988 and
           $113,676 in 1994 and 1993, respectively, from $86,189 in 1992.
           The growing contribution from institutional operations reflects the Company's increasing focus on the nursing center market, the disposition of retail outlets and continuing pricing pressure in the retail operations. The increase in institutional revenues is due to an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

           In 1993 and 1994, the Company terminated leases of 36 retail outlets in Wal-Mart stores. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. The termination of these leases is not expected to have a material effect on pharmacy operating income.

           Net operating revenues from retirement housing operations increased to $33,239 in 1994 from $26,765 in 1993 and $21,926 in
           1992. These increases were primarily due to improvements in occupancy, which averaged 96.1% in 1994 compared to 92.0% in 1993 and 85.5% in 1992.

           Operating and administrative expenses of the Company's nursing centers increased by 7.1% in 1994 to $1,062,442 and by 1.3% in 1993 to $992,149 from $979,633 in 1992. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services, offset in part by the disposition of nursing centers. Labor and related benefits, which represented approximately 77% of nursing center operating and administrative expenses in 1994, increased by 7.2% in 1994 to $820,065 and by 1.8% in 1993 to $765,276. These increases were the result of general wage rate increases, as well as an increase in the number of therapists and nurses in the Company's nursing centers to accommodate the increase in the number of medically complex patients. Increases in labor and benefit costs in 1994 and 1993 were mitigated by the reduced use of higher-cost contract nurses and favorable results of workers' compensation loss experience as actuarially computed.

           The increases in the non-labor components of operating and administrative expenses, including ancillary supplies, reflect the higher costs associated with caring for higher acuity patients.

           Combined interest and guarantee fee expense decreased by 11.7% to $59,215 in 1994 due to the refinancing of certain of the Company's indebtedness. See "The Recapitalization." Property-related costs in 1993 were impacted by the purchase of previously leased nursing centers, related increases in debt (discussed below) and the restructuring of the NME leases. As a result of the restructuring of the terms of the NME leases, these leases were recorded as capital leases beginning in December 1991. This increased both property and long-term debt by the aggregate fixed option price of $299,500. Primarily as a result of these transactions, total interest, depreciation and amortization and guarantee fees increased in 1993 by $13,163 and rent expense decreased in 1993 by $14,607.

           Interest income is earned from notes receivable and invested cash. Interest income decreased by 14.8% in 1994 to $13,635 due to lower balances of invested cash and notes receivable.

           Interest income increased by 24.9% to $16,006 in 1993 as a result of an increase of $36,338 in notes receivable arising from the sale of nursing centers.

           As a result of the refinancing of certain of the Company's industrial revenue bond issues, extraordinary charges of $1,062 and $565 (net of income taxes) were reported in 1994 and 1993, respectively, due to the write-off of previously capitalized financing costs.

           Effective June 1, 1992, Hillhaven adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Adoption of SFAS 109 resulted in a charge of $1,103 to the 1993 statement of operations. Including the impact of this charge, the effect of the adoption of SFAS 109 in 1993 was a reduction of net income tax expense and an increase in net income of $7,710 as compared to amounts that would have been reported under APB Opinion No. 11. See Note 7 of Notes to Consolidated Financial Statements. The Company has recorded net deferred tax assets of $18,023 at May 31, 1994, the realization of which is dependent upon future pretax earnings.

           Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), establishes standards to determine in what circumstances a creditor should measure impairment based on either the present value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral. SFAS 114 relates to the Company's portfolio of notes receivable. The Company anticipates that the adoption of SFAS 114 on the required application date of June 1, 1995 will not have a material adverse impact on Hillhaven's financial position or results of operations.


           Cash Flows and Financial Condition

           Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in 1994 totalled $73,526 compared to $65,459 in 1993 and $54,545 in 1992. These increases are due primarily to higher pretax earnings. Working capital at May 31, 1994 amounted to $36,147 compared to $77,870 and $58,951 at May 31, 1993 and 1992, respectively. The decrease in working capital in 1994 is due primarily to a decrease in cash and an increase in the current portion of long-term debt resulting from the Recapitalization. At May 31, 1994, Hillhaven had available $117,000 under short- and long-term revolving lines of credit which allows the Company to maintain lower levels of cash.

           Net cash used in investing activities amounted to $7,777 in 1994 compared to $901 in 1993 and $54,660 in 1992. In connection with the Recapitalization, the Company expended $14,816 for financing costs. On December 31, 1993, Hillhaven completed the sale of 13 nursing centers and received cash for the $15,594 aggregate sales price.

           In 1993, Hillhaven purchased 62 nursing centers previously leased from NME for an aggregate purchase price of $179,890.
           The purchase was financed with the proceeds from the sale of $74,750 of 7-3/4% Convertible Subordinated Debentures due 2002 (the "Debentures"), the assumption of underlying debt amounting to $4,825 and NME financing in the amount of $92,256, with the balance settled in cash. The Company also acquired seven previously leased nursing centers from third parties in 1993 for an aggregate purchase price of $26,791. These transactions were partially financed by the assumption of underlying debt and borrowings aggregating $15,095, with the balance settled in cash. During this same period, the Company disposed of 47 nursing centers and a retirement housing facility for an aggregate sales price of $59,355. Hillhaven provided financing for $36,338 of the total sales price and received cash for the balance. In 1992, the Company acquired 24 previously leased nursing centers, of which 20 were purchased from NME, for an aggregate purchase price of $108,951. These transactions were partially financed by the assumption of underlying debt and additional borrowings aggregating $76,212.

           In 1994, capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $43,568 compared to $30,526 in 1993 and $30,597 in 1992. The increase in 1994 is due primarily to the expansion of certain nursing centers to accommodate the growth in subacute and medical rehabilitation programs. Capital expenditures of approximately $50,000 are budgeted for 1995, the majority of which are anticipated to be funded from cash flow from operations.

           Net cash used in financing activities totalled $89,364 in 1994, $37,331 in 1993 and $16,310 in 1992. See "The
           Recapitalization." In 1993, the Company sold the Debentures, the proceeds of which were used to purchase certain facilities leased from NME which had escalating rent provisions. In 1992, Hillhaven sold its 8-1/4% Series C Preferred Stock in the amount of $35,000 to NME to repay debt to NME bearing interest at 10%. The Company repaid an additional $61,800 owed to NME with the proceeds from its 1991 Performance Investment Plan.

           In April 1994, the Company replaced the financing for its accounts receivable-backed liquidity facility with a revolving bank line of credit and increased the facility from $30,000 to $40,000. At May 31, 1994, there were no borrowings outstanding under this credit facility.

           On February 28, 1994, NME exercised its warrants to purchase 6,000,000 shares of Hillhaven common stock. NME tendered shares of the Company's payable-in-kind Series D Preferred Stock in payment of the $63,300 purchase price. At May 31, 1994, NME owned approximately 32.7% of the Company's outstanding common stock.

           Legislative Action

           On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA-93") was enacted. OBRA-93 contains certain provisions which impact Hillhaven's Medicare reimbursement. For cost report periods beginning after October 1, 1993, a return on equity has been eliminated as a reimbursable item. For federal fiscal years 1994 and 1995, there will be no increases in the limits on reimbursable costs. The Company has and will continue to file for exceptions based on its costs to care for higher acuity patients. Hillhaven expects to offset much of these revenue reductions by containing operating cost increases and increasing the number of patients under managed care contracts. In addition, other provisions in OBRA-93 will benefit Hillhaven, such as the extension of the targeted jobs tax credit. Management believes that the provisions of OBRA-93, in the aggregate, will not have a material adverse impact on the future operations of the Company.

           On October 27, 1993, President Clinton submitted the American Health Security Act of 1993 (the "Health Security Act") to Congress for consideration. The Health Security Act, which is designed to guarantee health coverage to all United States citizens and legal residents and to create regional alliances to negotiate contracts with qualified health plans, is currently being studied by the relevant Congressional committees. At the same time, numerous other health care reform proposals have been introduced by members of the House of Representatives and the Senate. These proposals range from the formation of a single payor system to the creation of health plan purchasing cooperatives to pool the purchasing power of individuals and employees of small businesses, or the formation of purchasing groups to negotiate contracts with health plans and offer them to individuals. These proposals also differ on the treatment of long term care services. Health care reform legislation may or may not be enacted; whether or not any such effect will be beneficial or adverse to the Company cannot be determined at this time.

          Item 8.    Financial Statements and Supplementary Data

                Financial Statements are contained on pages F-1 through F-29 of this report and are incorporated hereby by reference.

          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                None.

                                       PART III

          Item 10.   Directors and Executive Officers of the Registrant

                Information concerning the directors of the Registrant is included on pages 2, 3 and 19 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders. The required information is hereby incorporated by reference. Similar information regarding executive officers of the Registrant is set forth in Item 1.

          Item 11.   Executive Compensation

                The response to this item is included on pages 8 through 15 and 19 through 23 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

          Item 12.   Security Ownership of Certain Beneficial Owners and
          Management

                The response to this item is included on pages 4, 5 and 25 of the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

          Item 13.   Certain Relationships and Related Transactions

                The response to this item is included on pages 15 through 19 of the definitive Proxy Statement for the Registrant's 1993 Annual Meeting of Stockholders. The required information is hereby incorporated by reference.

                                       PART IV

          Item 14.   Exhibits, Financial Statement Schedules and Reports on
          Form 8-K

           (a) Documents filed as part of this report:

               1. Financial Statements.                            Page

               Independent Auditors' Report                        F-1

               Consolidated Balance Sheets --                      F-2
                  As of May 31, 1994 and 1993

               Consolidated Statements of Operations --            F-4
                  Years Ended May 31, 1994, 1993 and 1992

               Consolidated Statements of Cash Flows --            F-6
                  Years Ended May 31, 1994, 1993 and 1992

               Consolidated Statements of Changes in
                  Stockholders' Equity --
                  Years Ended May 31, 1994, 1993 and 1992          F-8

               Notes to Consolidated Financial Statements          F-10

               Quarterly Financial Summary                         F-28

               2. Financial Statement Schedules.

               Schedule V     Property and Equipment               S-1

               Schedule VI    Accumulated Depreciation and         S-5
                               Amortization of Property
                               and Equipment

               Schedule VIII  Valuation and Qualifying             S-6
                               Accounts

               Schedule X     Supplementary Income                 S-8
                               Statement Information

               All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                  3.  Exhibits

          Exhibit
            No.     Item/Document

            (3)     Articles of Incorporation and By-Laws

                    3.01 Amended and Restated Articles of Incorporation of Hillhaven (Incorporated by reference to Exhibit J to Exhibit 2 to the document referred to in Note 1 below)

                    3.02   Amended and Restated By-Laws of Hillhaven

            (4)     Instruments Defining the Rights of Security Holders

                    4.01 Amended and Restated Articles of Incorporation of Hillhaven (See Exhibit 3.01)

                    4.02   Amended and Restated By-Laws of Hillhaven (See
                           Exhibit 3.02)

                    4.03 Form of Common Stock Certificate of Hillhaven (Incorporated by reference to Exhibit 4.3 to the document referred to in Note 1 below)

                    4.04 Warrant and Registration Rights Agreement among Hillhaven, NME and Manufacturers Hanover Trust Company of California, dated as of January 31, 1990 (Incorporated by reference to Exhibit 4.4 to the document referred to in Note 1 below)

                    4.05 Rights Agreement between Hillhaven and Manufacturers Hanover Trust Company of California, dated as of January 31, 1990 (Incorporated by reference to Exhibit 4.6 to the document referred to Note 1 below)

                    4.06 Form of Rights Certificate (Incorporated by reference to Exhibit A to Exhibit 4.6 to the document referred to in Note 1 below)

                    4.07 Agreement concerning purchase by NME Properties Corp., of Series C Preferred Stock of Hillhaven and prepayment by First Healthcare Corporation of indebtedness to NME Properties Corp. dated at or prior to 11:59 p.m. on November 30, 1991 between NME, NME Properties Corp., Hillhaven and First Healthcare Corporation (Incorporated by reference to Exhibit 4(a) to the document referred to in Note 2 below)

                    4.08 Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Hillhaven (Incorporated by reference to Exhibit 4(b) to the document referred to in Note 2 below)

          Exhibit
            No.     Item/Document

                    4.09 Certificate of First Amendment to Certificate of Designation, Preferences and Rights of Series C Preferred Stock of The Hillhaven Corporation (Incorporated by reference to
                           Exhibit 4(b) to the document referred to in
                           Note 9 below)

                    4.10 Form of Indenture between Hillhaven and Bankers Trust Company, as Trustee with respect to the 7-3/4% Convertible Subordinated Debentures Due 2002 (Incorporated by reference to Exhibit 4.14 to the document referred to in Note 4 below)

                    4.11 Form of 7-3/4% Convertible Subordinated Debenture Due 2002 (Incorporated by reference to Exhibit 4.15 to the document referred to in
                           Note 4 below)

                    4.12 Form of Indenture between Hillhaven and State Street Bank and Trust Company, as Trustee with respect to the 10-1/8% Senior Subordinated Notes due 2001 (Incorporated by reference to Exhibit 4.01 to the document referred to in
                           Note 5 below)

                    4.13 Form of 10-1/8% Senior Subordinated Note due 2001 (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 5 below)

                    4.14 Agreement Concerning Purchase by NME Properties Corp. and Certain Subsidiaries of Series D Preferred Stock of The Hillhaven Corporation, dated as of September 1, 1993 among Hillhaven, First Healthcare Corporation, NME, NME Properties Corp. and certain subsidiaries of NME Properties Corp.

                    4.15 Certificate of Designation, Preferences and Rights of Series D Preferred Stock of The Hillhaven Corporation (Incorporated by reference to Exhibit 4(a) to the document referred to in Note 9 below)

                    4.16 Certificate Concerning Reverse Stock Split of The Hillhaven Corporation (Incorporated by reference to Exhibit 4(c) to the document referred to in Note 9 below)

                    4.17 Credit Agreement dated as of September 2, 1993, between First Healthcare Corporation, as lender, and Hillhaven PIP Funding I, Inc., as borrower (Incorporated by reference to Exhibit
                           4.07 to the document referred to in Note 8 below)

          Exhibit
            No.     Item/Document

                    4.18 The Hillhaven Corporation 1991 Performance Investment Plan (Incorporated by reference to Exhibit 10.24 to the document referred to in
                           Note 1 below)

                    4.19 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.03 to the document referred to in Note 8 below)

                    4.20 Form of Indenture between Hillhaven and Chemical Bank, as Trustee with respect to the Convertible Debentures due May 29, 1999 (Incorporated by reference to Exhibit 4.01 to the document referred to in Note 8 below)

                    4.21 Form of Convertible Debenture due May 29, 1999 (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 8 below)

           (10)     Material Contracts

                    10.01 Services Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.2 to the document referred to in Note 1 below)

                    10.02 Tax Sharing Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.3 to the document referred to in Note 1 below)

                    10.03 Government Programs Agreement between Hillhaven and NME, dated January 31, 1990 (Incorporated by reference to Exhibit 10.4 to the document referred to in Note 1 below)

                    10.04 Insurance Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.5 to the document referred to in Note 1 below)

                    *10.05 Employee and Employee Benefits Agreement
                           between Hillhaven and NME, dated as of
                           January 31, 1990 (Incorporated by reference to
                           Exhibit 10.6 to the document referred to in
                           Note 1 below)

                    *10.06 Resignation Agreement and General Release
                           between Hillhaven and Richard K. Eamer, dated as of September 15, 1993

                    *10.07 Employment Agreement between Hillhaven and
                           Leonard Cohen, dated as of January 31, 1990
                           (Incorporated by reference to Exhibit 10.21 to the document referred to in Note 1 below)

          Exhibit
            No.     Item/Document

                    *10.08 Amendment No. One to Employment Agreement
                           between Hillhaven and Leonard Cohen, dated as of May 31, 1994

                    *10.09 Severance Agreement among Hillhaven, NME and
                           Christopher J. Marker, dated as of January 31, 1990 (Incorporated by reference to Exhibit
                           10.23 to the document referred to in Note 1 below)

                    *10.10 Severance Agreement between Hillhaven and
                           Christopher J. Marker, dated as of May 24, 1994

                    *10.11 Form of Severance Agreement between Hillhaven
                           and certain of its officers

                     10.12 Form of Indemnification Agreement between
                           Hillhaven and certain of its executive officers (Incorporated by reference to Exhibit 4.8 to the document referred to in Note 1 below)

                    *10.13 Hillhaven Directors' Stock Option Plan
                           (Incorporated by reference to Exhibit 10.18 to the document referred to in Note 1 below)

                    *10.14 The Hillhaven Corporation Board of Directors
                           Retirement Plan

                    *10.15 Hillhaven Deferred Savings Plan (Incorporated
                           by reference to Exhibit 10.11 to the document referred to in Note 1 below)

                    *10.16 Hillhaven 1990 Stock Incentive Plan
                           (Incorporated by reference to Exhibit 10.12 to the document referred to in Note 1 below)

                    *10.17 Hillhaven Annual Incentive Plan (Incorporated
                           by reference to Exhibit 10.13 to the document referred to in Note 1 below)

                    *10.18 Hillhaven Long Term Incentive Plan
                           (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 1 below)

                    *10.19 Hillhaven Deferred Compensation Master Plan
                           (Incorporated by reference to Exhibit 10.15 to the document referred to in Note 1 below)

                    *10.20 Hillhaven Senior Management Deferred
                           Compensation Plan (Incorporated by reference to Exhibit 10.16 to the document referred to in
                           Note 1 below)

          Exhibit
            No.     Item/Document

                    *10.21 First Restatement of the Hillhaven Supplemental
                           Executive Retirement Plan

                    *10.22 Hillhaven Individual Retirement Annuity Plan
                           (Incorporated by reference to Exhibit 10.19 to the document referred to in Note 1 below)

                     10.23 Form of Assignment and Assumption of Lease
                           Agreement between Hillhaven and certain
                           subsidiaries, on the one hand, and NME and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990 (Incorporated by reference to Exhibit 10.7 to the document referred to in Note 1 below)

                     10.24 Form of Management Agreement between First
                           Healthcare Corporation and certain NME
                           subsidiaries, dated on or prior to January 31, 1990 (Incorporated by reference to Exhibit
                           10.10 to the document referred to in Note 1 below)

                     10.25 Reorganization and Distribution Agreement
                           between Hillhaven and NME, dated as of
                           January 8, 1990, as amended on January 30, 1990 (Incorporated by reference to Exhibit 2.01 to the document referred to in Note 1 below)

                     10.26 Guarantee Reimbursement Agreement between
                           Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.8 to the document referred to in Note 1 below)

                     10.27 First Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of October 30, 1990

                     10.28 First Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 30, 1991 (Incorporated by reference to Exhibit 10.45 to the document referred to in
                           Note 3 below)

                     10.29 Second Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of October 2, 1991 (Incorporated by reference to Exhibit 10.46 to the document referred to in
                           Note 3 below)

          Exhibit
            No.     Item/Document

                     10.30 Third Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of April 1, 1992 (Incorporated by reference to Exhibit 10.47 to the document referred to in
                           Note 3 below)

                     10.31 Fourth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of November 12, 1992 (Incorporated by reference to Exhibit 10.13 to the document referred to in
                           Note 6 below)

                     10.32 Fifth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of February 19, 1993 (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 6 below)

                     10.33 Sixth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 28, 1993 (Incorporated by reference to Exhibit 10.15 to the document referred to in
                           Note 6 below)

                     10.34 Seventh Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 28, 1993

                     10.35 Eighth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of September 2, 1993

                     10.36 Amended and Restated Loan Agreement among
                           Hillhaven, New Pond Village Associates and
                           BayBank of Boston, N.A., dated as of August 25, 1989 and effective November 1, 1991 (Incorporated by reference to Exhibit 10.52 to the document referred to in Note 3 below)

                     10.37 Facility Purchase and Sale Agreements, each
                           dated as of February 12, 1992, between First
                           Healthcare Corporation and Zevco Enterprises, Inc. for the four nursing centers in Houston, Texas (Incorporated by reference to Exhibit
                           10.41 to the document referred to in Note 3 below)

                     10.38 Facility Agreement among First Healthcare
                           Corporation and Certain Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.42 to the document referred to in Note 3 below)

          Exhibit
            No.     Item/Document

                     10.39 First Amendment to Facility Agreement among
                           First Healthcare Corporation and Certain
                           Limited Partnerships, dated as of July 31, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.43 to the document referred to in Note 3 below)

                     10.40 Letter Agreement dated July 14, 1992,
                           concerning acquisition by Hillhaven from NME of 26 nursing centers and two adjacent retirement housing communities (Incorporated by reference to Exhibit 10.49 to the document referred to in
                           Note 3 below)

                     10.41 Letter Agreement dated August 4, 1992, between
                           Hillhaven and NME, amending the July 14, 1992 letter agreement concerning acquisition by Hillhaven from NME of 26 nursing centers and two adjacent retirement communities (Incorporated by reference to Exhibit 10.50 to the document referred to in Note 3 below)

                     10.42 Letter Agreement dated October 14, 1992,
                           between Hillhaven and NME, amending the
                           July 14, 1992 letter concerning acquisition by Hillhaven from NME of 34 nursing centers and two adjacent retirement housing communities (Incorporated by reference to Exhibit 10.58 to the document referred to in Note 6 below)

                     10.43 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of November 4, 1992 relating to the acquisition of 24 nursing centers (Incorporated by reference to Exhibit 10.59 to the document referred to in Note 6 below)

                     10.44 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of February 1, 1993, relating to the acquisition of 17 nursing centers (Incorporated by reference to Exhibit 10.60 to the document referred to in Note 6 below)

                     10.45 Facility Purchase and Sale Agreement, each
                           dated April 1, 1993, between First Healthcare Corporation and Zevco Enterprises, Inc., an Illinois corporation, relating to the sale of 13 nursing centers (Incorporated by reference to Exhibit 10.61 to the document referred to in
                           Note 6 below)

          Exhibit
            No.     Item/Document

                     10.46 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of May 20, 1993 relating to the acquisition of 11 nursing centers (Incorporated by reference to Exhibit 10.62 to the document referred to in Note 6 below)

                     10.47 Letter of Intent dated June 22, 1993 between
                           Hillhaven and NME (Incorporated by reference to Exhibit 10.63 to the document referred to in
                           Note 6 below)

                     10.48 Credit Agreement dated as of September 1, 1993
                           among First Healthcare Corporation, The
                           Hillhaven Corporation, the Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware (Incorporated by reference to Exhibit B to the document referred to in Note 7 below)

                     10.49 Amendment No. 1 to Credit Agreement, dated as
                           of October 12, 1993, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.50 Amendment No. 2 to Credit Agreement, dated as
                           of December 30, 1993, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.51 Amendment No. 3 to Credit Agreement, dated as
                           of May 27, 1994, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.52 Agreement and Waiver, dated as of September 2,
                           1993, by and among Hillhaven, First Healthcare Corporation, NME and certain NME subsidiaries

          Exhibit
            No.     Item/Document

                     10.53 Novation Agreement among Hillhaven Funding
                           Corporation, Banque Indosuez, New York Branch, Banque Nationale de Paris, San Francisco Agency, Bank of America National Trust and Savings Association and Seattle-First National Bank, dated as of April 29, 1994

                     10.54 Amended and Restated Master Sale and Servicing
                           Agreement among Hillhaven Funding Corporation, Hillhaven and certain Hillhaven subsidiaries, dated as of April 29, 1994

                     10.55 Amended and Restated Liquidity Agreement
                           between Hillhaven Funding Corporation, Bank of America National Trust and Savings Association and Seattle-First National Bank dated as of April 29, 1994

           (11)      Computation of Per Share Earnings

                     11.01 Statement re: Computation of Per Share Earnings

           (21)      Subsidiaries

                     21.01 Subsidiaries of the Registrant

           (23)      Consent of Experts and Counsel

                     23.01 Consent of Independent Accountants, KPMG Peat
                           Marwick LLP

             Note
           Reference                      Document

               1. Quarterly Report on Form 10-Q for the quarter ended November 30, 1989, as amended.
               2. Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, as amended.
               3. Annual Report on Form 10-K for the year ended May 31, 1992, as amended.
               4.   Registration Statement on Form S-1 (File No. 33-48755).
               5.   Registration Statement on Form S-3 (File No. 33-65718).
               6.   Annual Report on Form 10-K for the year ended May 31,
                    1993.
               7.   Current Report on Form 8-K dated September 2, 1993.
               8.   Registration Statement on Form S-3 (File No. 33-50833).
               9. Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.

               ___________________

               * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

               (b)  Reports filed on Form 8-K:

                    None

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE HILLHAVEN CORPORATION

                                        By:         /s/ Bruce L. Busby
                                                      Bruce L. Busby
                                                  Chief Executive Officer

                                        Date:         August 17, 1994

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                 Title                 Date

             /s/ Bruce L. Busby     Chief Executive         August 17, 1994
              Bruce L. Busby         Officer, Chairman
                                     of the Board and
                                     Director

            /s/ Robert F. Pacquer   Senior Vice President   August 17, 1994
             Robert F. Pacquer       and Chief Financial
                                     Officer (principal
                                     financial officer)
            /s/ Michael B. Weitz
             Michael B. Weitz       Vice President and      August 17, 1994
                                     Principal Accounting
                                     Officer

          /s/ Christopher J. Marker President and           August 17, 1994
           Christopher J. Marker     Director

             /s/ Maris Andersons    Director                August 17, 1994
              Maris Andersons

             /s/ Walter F. Beran    Director                August 17, 1994
              Walter F. Beran

              /s/ Leonard Cohen     Director                August 17, 1994
               Leonard Cohen

             /s/ Peter de Wetter    Director                August 17, 1994
             Peter de Wetter

             /s/ Dinah Nemeroff     Director                August 17, 1994
              Dinah Nemeroff

              /s/ Jack O. Vance     Director                August 17, 1994
               Jack O. Vance

          Independent Auditors' Report

          The Board of Directors and Stockholders
          The Hillhaven Corporation:

          We have audited the accompanying consolidated balance sheets of The Hillhaven Corporation and subsidiaries (Hillhaven) as of May 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and changes in stockholders' equity for each of the years in the three-year period ended May 31, 1994. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the index on page 34 of this annual report. These consolidated financial statements and financial statement schedules are the responsibility of the management of Hillhaven. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of The Hillhaven Corporation and subsidiaries as of May 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          As discussed in Note 7 to the consolidated financial statements, effective June 1, 1992 the Company changed its method of providing for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                    KPMG PEAT MARWICK LLP


          Seattle, Washington
          July 8, 1994

     Consolidated Balance Sheets
     (In thousands)
                                                             May 31,
                                                        1994         1993
     Assets
     Current assets:
       Cash and cash equivalents                    $   49,544  $    73,159
       Accounts and notes receivable, less
        allowance for doubtful accounts
        of $10,005 and $8,700 in 1994
        and 1993                                       147,956      131,383
       Inventories                                      20,202       21,527
       Prepaid expenses and other current
        assets                                          34,527       29,078

            Total current assets                       252,229      255,147

     Long-term notes receivable, less
       allowance for doubtful accounts
       of $14,608 and $11,386 in
       1994 and 1993                                    84,944      112,506
     Property and equipment, net                       783,259      766,998
     Net assets held for disposition                       ---       29,122
     Intangible assets, net of accumulated
       amortization of $19,336 and
       $16,128 in 1994 and 1993                         31,331       20,305
     Other noncurrent assets, net                       32,237       34,159

                                                    $1,184,000  $ 1,218,237





















     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Balance Sheets
     (In thousands, except share information)
                                                             May 31,
                                                        1994         1993
     Liabilities and  Stockholders' Equity
     Current liabilities:
       Current portion of long-term debt            $   43,427  $    18,835
       Accounts payable                                 63,929       61,423
       Employee compensation and benefits               52,444       54,370
       Other accrued liabilities                        56,282       42,649

            Total current liabilities                  216,082      177,277

     Debt payable to NME, a related company                ---      147,160

     Other long-term debt                              577,951      671,088

     Other long-term liabilities                        28,598       42,486

     Commitments and contingencies

     Stockholders' equity:
       Series C Preferred Stock, $0.15 par
        value; 35,000 shares authorized,
        issued and outstanding in 1994
        and 1993(liquidation preference
        of $35,000)                                          5            5
       Series D Preferred Stock, $0.15 par
        value; 300,000 shares authorized;
        60,546 issued and outstanding
        (liquidation preference
        of $60,546)                                          9          ---
       Common stock, $0.75 par value;
        authorized 60,000,000 shares;
        27,172,694 and 20,978,862
        issued and outstanding in
        1994 and 1993                                   20,380       15,734
       Additional paid-in capital                      330,472      208,157
       Retained earnings (accumulated
        deficit)                                        13,714      (37,538)
       Unearned compensation                            (3,211)      (6,132)

            Total stockholders' equity                 361,369      180,226

                                                    $1,184,000  $ 1,218,237





     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Operations
     (In thousands)
                                                  Years ended May 31,
                                             1994        1993        1992
     Net operating revenues              $1,448,734  $ 1,362,830   $1,304,126

     Expenses:
       Operating and administrative       1,235,652    1,166,607    1,132,285
       Interest                              52,531       57,451       52,450
       Depreciation and amortization         54,109       53,448       46,594
       Rent                                  52,440       52,537       67,144
       Guarantee fees                         6,684        9,644        8,336
       Restructuring                        (20,225)       5,769       92,529
       Adjustment to carrying value
         of properties previously
         reported as discontinued
         operations                             ---          ---       20,736

         Net expenses                     1,381,191    1,345,456    1,420,074

     Income (loss) from operations           67,543       17,374     (115,948)
     Interest income                         13,635       16,006       12,820

     Income (loss) before income taxes,
       reinstatement of discontinued
       operations, extraordinary
       charge and cumulative effect
       of accounting change                  81,178       33,380     (103,128)
     Income tax (expense) benefit           (22,653)       7,367         (407)

     Income (loss) before reinstatement
       of discontinued operations,
       extraordinary charge and
       cumulative effect of
       accounting change                     58,525       40,747     (103,535)
     Reinstatement of discontinued
       operations                               ---          ---       24,743

     Income (loss) before extraordinary
       charge and cumulative effect of
       accounting change                     58,525      40,747       (78,792)
     Extraordinary charge - early
       extinguishment of debt, net
       of income taxes                       (1,062)       (565)          ---
     Cumulative effect of change in
       accounting for income taxes              ---      (1,103)          ---

     Net income (loss)                   $   57,463  $   39,079    $  (78,792)




     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Operations
                                                  Years ended May 31,
                                             1994        1993        1992
     Primary income (loss) per
       common share:
       Income (loss) from operations          $2.06       $1.66        $(3.86)
       Extraordinary charge                    (.04)       (.02)          ---
       Cumulative effect of change
         in accounting for income
         taxes                                  ---        (.05)          ---

     Net income (loss) per share              $2.02       $1.59        $(3.86)

     Fully diluted income per
       common share:
       Income (loss) from operations          $1.74         ---           ---
       Extraordinary charge                    (.03)        ---           ---
     Net income per share                     $1.71         N/A           N/A

     Weighted average common shares and
       equivalents outstanding:
       Primary                           24,689,959  23,132,103    20,811,243
       Fully diluted                     33,064,288         N/A           N/A




























     See accompanying Notes to Consolidated Financial Statements.



     Consolidated Statements Of Cash Flows
     (In thousands)
                                                     Years ended May 31,
                                               1994          1993        1992
     Cash flows from operating
        activities:
        Net income (loss)                   $  57,463    $  39,079    $ (78,792)
        Adjustments to reconcile net
           income (loss) to net cash
           provided by operations:
           Restructuring charges (credits)    (21,904)         ---       90,000
           Adjustment to carrying value
              of properties previously
              reported as discontinued
               operations                         ---          ---       20,736
           Reinstatement of discontinued
              operations                          ---          ---      (21,127)
           Cumulative effect of change in
              accounting for income taxes         ---        1,103          ---
           Depreciation and amortization       54,109       53,448       46,594
           Provision for losses on
              accounts and notes
              receivable                        8,094        4,029        5,962
           Gain on sales of property
              and equipment                    (9,224)        (841)      (1,762)
           Deferred income taxes                7,967      (13,734)      (5,792)
           Amortization of unearned stock
              compensation                      3,627        3,442        3,928
           Changes in net assets of
              discontinued operations             ---          ---       (2,544)
           Other charges and credits, net      (9,584)     (10,632)        (749)
           Changes in operating
              assets and liabilities, net
              of acquisitions and
              dispositions:
              Accounts and notes
                 receivable                   (21,440)      (6,659)      (7,642)
              Inventories                         174         (628)      (1,271)
              Prepaid expenses and
                 other current assets            (824)      (2,984)         701
              Accounts payable                  2,494       (3,410)         914
              Other accrued liabilities         2,574        3,246        5,389

     Net cash provided by operating
        activities                             73,526       65,459       54,545




     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Cash Flows
     (In thousands)
                                                     Years ended May 31,
                                               1994          1993        1992
     Cash flows from investing
        activities:
        Purchases of property and
           equipment                          (43,568)     (30,526)     (30,597)
        Purchase of previously leased
           nursing centers                     (1,667)     (14,444)     (30,596)
        Proceeds from sales of property
           and equipment                       15,877       22,330        7,686
        Proceeds from collection of
           notes receivable                    21,983       22,480        5,725
        (Investments in) distributions
           from joint ventures and
           partnerships                         2,048        4,092       (1,661)
        Increase in other assets               (2,450)      (4,833)      (5,217)

     Net cash used in investing
        activities                             (7,777)        (901)     (54,660)

     Cash flows from financing
        activities:
        Net increase (decrease) in
           borrowings under
           revolving lines of
           credit                               8,000      (13,000)     (21,952)
        Proceeds from sale of
           preferred stock                     63,399          ---       35,000
        Preferred stock dividends              (2,888)      (2,888)        (722)
        Proceeds from long-term
           debt                               363,525       95,140      158,000
        Payments of principal on
           long-term debt                    (506,590)    (114,266)    (183,572)
        Proceeds from exercise of
           stock options                          587          246          301
        Increase in intangible assets         (15,127)      (4,084)      (1,884)
        Other, net                               (270)       1,521       (1,481)
     Net cash used in financing
        activities                            (89,364)     (37,331)     (16,310)
     Increase (decrease) in cash              (23,615)      27,227      (16,425)
     Cash and cash equivalents at
        beginning of period                    73,159       45,932       62,357
     Cash and cash equivalents
        at end of period                    $  49,544    $  73,159    $  45,932






     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Changes In Stockholders' Equity
     (In thousands, except share information)

                                  Years Ended May 31, 1994, 1993 and 1992
                                                         Retained
                                            Additional   Earnings    Unearned
                           Preferred Common  Paid-In   (Accumulated    Stock
                             Stock   Stock   Capital     Deficit)   Compensation
     Balance, May 31, 1991    --- $ 15,590  $ 174,056    $  2,175    $(10,715)
       Net loss               ---      ---        ---     (78,792)        ---
       Issuance of
         preferred stock     $  5      ---     34,995         ---         ---
       Restricted share
         awards, net
         of forfeitures       ---       32        710         ---        (742)
       Stock options
         exercised            ---       41        218         ---         ---
       Preferred stock
         dividends
         ($41.25 per share)   ---      ---     (1,444)        ---         ---
       Amortization of
         unearned stock
         compensation         ---      ---        ---         ---       3,928

     Balance, May 31, 1992      5   15,663    208,535     (76,617)     (7,529)
       Net income             ---      ---        ---      39,079         ---
       Restricted share
         awards, net of
         forfeitures          ---       34      1,104         ---      (1,138)
       Performance shares     ---      ---        907         ---        (907)
       Stock options
         exercised            ---       37        209         ---         ---
       Preferred stock
         dividends
         ($82.50 per share)   ---      ---     (2,888)        ---         ---
       Amortization of
         unearned stock
         compensation         ---      ---        ---         ---       3,442
       Tax benefit
         associated
         with exercise
         of stock options     ---      ---        290         ---         ---

     Balance, May 31, 1993      5   15,734    208,157     (37,538)     (6,132)








     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Changes In Stockholders' Equity
     (In thousands, except share information)

                                  Years Ended May 31, 1994, 1993 and 1992
                                                         Retained
                                            Additional   Earnings    Unearned
                           Preferred Common  Paid-In   (Accumulated    Stock
                             Stock   Stock   Capital     Deficit)   Compensation
     Net income              ---       ---        ---      57,463         ---
     Issuance of
       preferred stock        18       ---    119,982         ---         ---
     Preferred stock
       tendered to
       exercise stock
       purchase warrants,
       net                   (10)    4,500     (4,490)        ---         ---
     Conversion of
       debentures            ---        86      1,809         ---         ---
     Restricted share
       awards, net of
       forfeitures           ---       (12)      (188)        ---         200
     Performance shares      ---       ---        906         ---        (906)
     Stock options
       exercised             ---        73        514         ---         ---
     Preferred stock
       dividends ($82.50
       per share)            ---       ---     (1,444)     (1,444)        ---
     Fractional shares
       repurchased           ---        (1)       (17)        ---         ---
     Amortization of
       unearned stock
       compensation          ---       ---        ---         ---       3,627
     Tax benefit
       associated with
       exercise of
       stock options         ---       ---        477         ---         ---
     Preferred
       stock dividends-
       in-kind                 1       ---      4,766      (4,767)        ---

     Balance,
       May 31, 1994          $14  $ 20,380  $ 330,472    $ 13,714    $ (3,211)









     See accompanying Notes to Consolidated Financial Statements.


          The Hillhaven Corporation And Subsidiaries

          Notes To Consolidated Financial Statements
          (Dollars in thousands, except per share amounts)


          1. Significant Accounting Policies

          Basis of Presentation.   The consolidated financial statements
          include the accounts of The Hillhaven Corporation and its wholly-owned subsidiaries ("Hillhaven" or the "Company"). Significant intercompany transactions and balances have been eliminated.

          The Company completed its facility disposition program in the quarter ended November 30, 1993 (Note 2). Revenues and expenses related to facilities remaining at the end of the disposition period have been reclassified to ongoing operations in the consolidated statements of operations for periods after December 1, 1991. In addition, certain other reclassifications of prior years' amounts have been made to conform to 1994 classifications.

          Net Operating Revenues.   Revenues are recognized when services
          are provided and products are delivered.

          Net operating revenues consist primarily of patient care revenues which are reported at the net amounts realizable from residents, third-party payors and others for services provided. A provision for estimated uncollectible patient accounts and notes receivable is included in operating and administrative expenses and was $8,094, $4,029 and $5,962 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Approximately 73%, 73% and 72% of net patient care revenues for the years ended May 31, 1994, 1993 and 1992, respectively, are from participation of the nursing centers in Medicare and Medicaid programs. Revenues under these programs are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted as final settlements are determined. Accounts receivable from Medicare and Medicaid amounted to $16,189 and $64,022, respectively, at May 31, 1994, and $15,520 and $63,006, respectively, at May 31,
          1993.

          Net operating revenues also include revenues from pharmacy operations of $176,178, $179,299 and $156,107 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Inventories.   Inventories, which are stated at the lower of cost
          (first-in, first-out) or market, are comprised of the following:

                                                  May 31,
                                              1994      1993
          Pharmaceutical products           $12,371   $13,023
          Nursing center supplies             7,831     8,504

                                            $20,202   $21,527

          Property and Equipment.   Owned land, buildings, leasehold
          improvements and equipment are stated at cost. Capitalized leases are stated at the lower of the present value of minimum lease payments or fair value at the inception of the lease. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets, estimated as follows: buildings, 20-45 years; leasehold improvements and certain capitalized leases, over the lesser of the estimated useful life or the lease term; and equipment, 5-10 years.

          Fair Value of Financial Instruments.   Statement of Financial
          Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that Hillhaven disclose estimated fair values for its financial instruments. The estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies. Because no market exists for a significant portion of Hillhaven's financial instruments, considerable judgment is necessarily required in interpreting the data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

          The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The fair value estimates for notes receivable (Note 3) and long-term debt (Note 6) are based on information available to the Company as of May 31, 1994.

          Intangible Assets.   Costs incurred in obtaining long-term
          financing are amortized over the terms of the related indebtedness, primarily using the straight-line method. Costs related to the acquisition of leases are amortized using the straight-line method over the lease term.

          Hillhaven recorded extraordinary charges of $1,543 ($1,062 net of tax) and $743 ($565 net of tax) for the years ended May 31, 1994 and 1993, respectively, primarily in connection with the early retirement of industrial revenue bonds which were refinanced.

          Income (Loss) Per Share.   Primary income (loss) per share is
          calculated by dividing net income (loss), after deducting dividends on preferred stock, by the weighted average number of common shares and equivalents outstanding for the period. Common stock equivalents are stock purchase warrants and employee stock options. Fully diluted income per share further assumes conversion of the Company's convertible debentures. Conversion of the debentures was not assumed for the 1993 calculation because the exercise prices of the debentures exceeded the market price at May 31, 1993. Common stock equivalents were not included in the 1992 calculation of loss per share as their effect was anti-dilutive. All share and per share data have been restated for a one-for-five reverse stock split effective November 1, 1993.

          Cash Equivalents.   Highly liquid investments with maturities of
          three months or less at the date of acquisition are considered cash equivalents. Interest earned on these investments amounted to $1,027, $911 and $1,024 for the years ended May 31, 1994, 1993 and 1992, respectively.


          2. Restructuring Plan

          On December 5, 1991, Hillhaven announced a restructuring plan designed to improve its long-term financial strength and operating performance. The plan included the disposition of 82 nursing centers over an estimated 24-month period. In the second quarter of fiscal 1992, the Company recorded a $90,000 pretax charge, comprised of $25,700 for the projected losses from operations of the 82 nursing centers during the disposition period and $64,300 for estimated losses from the dispositions. Also as part of the restructuring, Hillhaven exercised options to purchase nine nursing centers leased from National Medical Enterprises, Inc. (NME), modified terms of the remaining leases with NME and sold preferred stock to NME in the amount of $35,000, the proceeds of which were used to prepay debt owed to NME (Note 8).

          As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers, as well as three retirement housing facilities which, prior to March 1, 1992, had been recorded as discontinued operations. During the three months ended November 30, 1993, the Company reviewed its asset disposition program. Because of improvements in reimbursement rates and results of operations, the Company decided not to pursue the sales of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets. Assets related to the Company's restructuring program were as follows:

                                                  September 1,
                                                      1993       May 31,
                                                  (Unaudited)     1993
          Assets                                    $ 85,183    $ 85,768
          Restructuring reserve                      (54,550)    (56,646)

          Net assets                                $ 30,633    $ 29,122

          Accrued loss reserves remaining at the date of reinstatement were comprised of $17,668 for losses from operations and $36,882 for estimated future losses on sale. Pretax losses charged to the reserve were as follows:

                                 Three months
                                    ended       Year    Six months ended
                                  August 31,    ended       May 31,
                                    1993        May 31,      1992
                                 (Unaudited)     1993     (Unaudited)
          Loss from operations     $  235       $ 5,418     $4,263
          Loss on
            dispositions            1,861        41,010      3,790

                                   $2,096       $46,428     $8,053

          Revenues and expenses related to the 32 nursing centers and other properties previously held for disposition have been reclassified to ongoing operations in the consolidated statements of operations for all periods presented. Total revenues and expenses of these facilities were as follows:

                                 Three months
                                    ended       Year    Six months ended
                                  August 31,    ended       May 31,
                                    1993        May 31,      1992
                                 (Unaudited)     1993     (Unaudited)
          Revenues                 $30,326     $114,758     $53,760
          Expenses                  28,647      108,989      51,231

          Income from
            operations before
            income taxes           $ 1,679     $  5,769     $ 2,529

          Net assets of these facilities as of September 1, 1993, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, have been reclassified from net assets held for disposition to appropriate balance sheet accounts.

          On December 31, 1993, Hillhaven completed the sale of 13 nursing centers for an aggregate sales price of $15,594. Nine of these nursing centers had previously been held for disposition. The sale resulted in a gain of $5,102, which is included in net operating revenues.

          3.  Notes Receivable

          Notes receivable consist primarily of notes originated upon the sale of nursing centers to third parties. Generally the notes receivable are secured by mortgages and deeds of trust on the properties sold. Notes receivable, net of the allowance for doubtful accounts, totalled $87,921 and $115,978 as of May 31, 1994 and 1993, respectively.

          The aggregate estimated fair value of notes receivable was $91,084 and $114,855 at May 31, 1994 and 1993, respectively. The fair value of performing notes is calculated by discounting the projected cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the notes and using specific borrower information. Fair values for nonperforming notes (notes delinquent more than 90 days) and notes with no set maturity are determined based on individual circumstances and are valued net of specific reserves.


          4. Investments In Unconsolidated Partnerships

          Hillhaven has ownership interests ranging from 35% to 50% in a number of unconsolidated general and limited partnerships. These investments are accounted for by the equity method and are included in other noncurrent assets. All of these partnerships own or lease real and personal property and operate nursing centers or retirement housing communities. Combined summarized unaudited financial information for these partnerships is as follows:

                                                      May 31,
                                                  1994      1993
          Current assets                        $ 8,902    $ 7,935
          Property and equipment                 46,696     60,528

          Total assets                          $55,598    $68,463

          Current liabilities                   $ 6,999    $ 5,452
          Long-term debt to unrelated parties    37,400     45,196
          Long-term debt to Hillhaven             4,377      7,749
          Partners' equity                        6,822     10,066

          Total liabilities and equity          $55,598    $68,463

                                                  Years ended May 31,
                                                 1994    1993    1992
          Net operating revenues               $47,857 $54,314 $58,004
          Net income                             2,747   4,204   2,303
          Recognized by Hillhaven:
            Equity in income                     1,554   2,081     724
            Interest income                        367     697     952
            Management fees                      2,412   2,710   2,485

          Hillhaven manages seven nursing centers and one retirement housing community for partnerships in which the Company has an equity interest. Management fees earned are usually based upon a percentage of revenues, ranging from 5% to 9%.


          5.  Property And Equipment

          Property and equipment at May 31 is comprised of the following:

                                                  1994       1993
          Land                               $   77,043   $  71,297
          Buildings                             718,983     690,868
          Leasehold improvements                 17,208      18,433
          Equipment                             172,992     152,692
          Construction in progress               14,376       6,919
                                              1,000,602     940,209
          Less accumulated depreciation
            and amortization                   (217,343)   (173,211)

          Net property and equipment         $  783,259   $ 766,998

          Property and equipment includes buildings acquired under capital leases of $1,997 at May 31, 1994. At May 31, 1993, capitalized lease assets were comprised of: land, $11,105; buildings, $119,056; and equipment, $7,236. Related accumulated depreciation and amortization amounted to $1,776 and $9,401 at May 31, 1994 and 1993, respectively.


          6. Long-Term Debt

          The Recapitalization.   In September 1993, Hillhaven completed a
          recapitalization plan (the "Recapitalization") which included the modification of the Company's relationship with NME (Note 8) to
          (i) purchase 23 nursing centers leased from NME for a purchase price of $111,800, (ii) repay all existing debt to NME in the aggregate principal amount of $147,202, (iii) release NME guarantees on approximately $400,000 of debt, (iv) limit the annual fee payable to NME to 2% of the remaining amount guaranteed and (v) amend existing agreements to eliminate obligations of NME to provide additional financing to the

          Company. The Recapitalization was financed through (i) the issuance to NME of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 term loan under a secured credit facility with a syndicate of banks, (iii) the issuance of $175,000 of 10-1/8% Senior Subordinated Notes due 2001, (iv) borrowings of $30,000 under an accounts receivable-backed credit facility and (v) the use of approximately $39,000 of cash.

          Long-term debt at May 31 is comprised of the following:

                                                       1994        1993
          Debt under bank credit agreement (1) <F1>  $ 113,527   $     ---
          Floating rate convertible
            debentures (2) <F2>                         59,473      65,053
          Industrial revenue bonds, payable
            in installments to 2016 (3) <F3>           124,895     140,794
          Mortgage notes, payable monthly
            to 2027 (3) <F3>                            50,369      47,016
          Other notes, payable in installments
            to 2002 (3) <F3>                            21,994      19,801
          Capitalized lease obligations
            (Notes 8 and 9)                              1,965     137,517
          10-1/8% unsecured notes due 2001             174,405         ---
          7-3/4% convertible debentures (4) <F4>        74,750      74,750
          Secured term loans under mortgage
            pool financing facilities
            (Note 8) (5) <F5>                              ---     204,937
          Debt payable to NME (Note 8)                     ---     147,215
                                                       621,378     837,083
          Less current portion                         (43,427)    (18,835)

                                                     $ 577,951   $ 818,248

          (1)<F1> In connection with the Recapitalization, Hillhaven entered into a credit agreement with a syndicate of banks. The credit agreement includes a $175,000 term loan facility, an $85,000 revolving credit facility and a $90,000 letter of credit facility (collectively, the "Facilities"). The letter of credit facility was obtained to provide credit enhancement for the Company's industrial revenue bonds. Borrowings under the credit agreement are secured by 85 nursing centers, certain accounts receivable and the stock of certain subsidiaries of the Company. The Facilities bear interest at either a base rate plus 3/4% to 1-5/8% or the London Interbank Offered Rate ("LIBOR") plus 1-3/4% to 2-5/8%, the spreads being dependent on the type of facility and leverage ratios. The Facilities will mature on September 1, 1998. Commitment fees are required on the unused portions of the revolving credit facility and letter of credit facility and are paid at a rate of 3/8% to 1/2% depending on leverage ratios. At May 31, 1994, $165,000 was outstanding under the term loan facility, including $59,473 as substituted debt for the PIP Debentures (discussed below), with interest payable at 6.1%. The term loan is subject to scheduled principal repayments.





          Borrowings under the revolving credit facility amounted to $8,000 at May 31, 1994, with interest payable at 6.6%. Letters of credit outstanding at May 31, 1994 under the letter of credit facility totalled $69,418.

          (2)<F2> Under Hillhaven's 1991 Performance Investment Plan, on May 29, 1992, the Company privately placed $65,053 of convertible debentures (the "PIP Debentures") to a wholly-owned, special purpose subsidiary. The subsidiary financed 95% of the purchase with three-year term loans from a syndicate of commercial banks and 5% from the sale to key employees of options to acquire the PIP Debentures. The bank loans were guaranteed by NME. In September 1993, Hillhaven refinanced the term loans using its term loan facility. Because the proceeds from the exercise of the options must be used by the Company to retire the debt underlying the PIP Debentures, these borrowings, together with the outstanding balance of the options, are classified as floating rate convertible debentures in the above table. The interest rate was 6.1% at May 31, 1994. Interest is not payable on the options. The PIP Debentures mature and the options terminate on May 29, 1999, and both the PIP Debentures and options are subject to mandatory redemption on that date or upon the occurrence of certain events. The options permit the holder to purchase PIP Debentures at 95% of their face value and to ultimately convert them into shares of common stock at an effective conversion price of $16.5375 per share. The options vest 25% per year beginning in December 1993, with accelerated vesting in certain events. The Company may repurchase the options at any time after May 29, 1997 by paying a redemption premium. As options are exercised, the Company's taxable income will be reduced by any excess of the fair market value of the common stock at the date of conversion over the principal amount of the PIP Debentures redeemed.

          (3)<F3> Mortgage notes, industrial revenue bonds and the majority of other notes are principally secured by Hillhaven's property and equipment. The industrial revenue bonds were issued by various governmental authorities to finance the construction or acquisition of nursing centers and retirement housing facilities. The use of escrowed funds of $6,156 and $8,990 at May 31, 1994 and 1993, respectively, is limited to specific facility capital improvements or payment of principal and interest on the bonds. These amounts are included in other noncurrent assets. Average interest rates for the mortgage notes, industrial revenue bonds and other notes at May 31, 1994 were 5.6%, 5.4% and 8.9%, respectively.

          (4)<F4> On November 4, 1992, the Company sold $74,750 of its 7-3/4% Convertible Subordinated Debentures (the "Debentures") due 2002. The Debentures are convertible into common stock at the option of the holder at any time prior to maturity at a conversion price of $16.795 per share. On or after November 1, 1995, the Company may redeem the Debentures, in whole or in part, at specified redemption prices. The Debentures are unsecured and subordinated to all other indebtedness of Hillhaven.







          (5)<F5> Hillhaven participated in two mortgage financing arrangements which were guaranteed by NME. Borrowings under these arrangements were repaid with proceeds from the Recapitalization.

          Hillhaven participates in a $40,000 accounts receivable-backed credit facility whereby eligible Medicaid receivables of selected nursing centers are sold to a wholly-owned subsidiary of Hillhaven, formed specifically for the purpose of such transactions. The purchase of receivables by the subsidiary may be financed by a bank line of credit with interest payable at either LIBOR plus 3/4% or the lenders' cost of funds. At May 31, 1994, the subsidiary had total assets of approximately $65,378, which cannot be used to satisfy claims against Hillhaven or any of its subsidiaries.

          Certain loan agreements have, among other requirements, restrictions on cash dividends, investments and borrowings and require maintenance of specified operating ratios, levels of working capital and net worth. Management believes that Hillhaven is in compliance with all material covenants. There are no compensating balance requirements for any of the credit lines or borrowings.

          Future maturities of long-term debt are as follows:

          Year ending May 31,
          1995                                           $ 43,427
          1996                                             49,163
          1997                                             55,994
          1998                                             33,852
          1999                                             24,996
          Later years                                     413,946
                                                         $621,378

          The fair value of the Company's long-term borrowings at May 31, 1994 and 1993, excluding capitalized lease obligations, is estimated to be $638,751 and $702,317 based on quoted market prices or by discounting future cash flows at current rates offered to the Company for debt of comparable types and maturities.


          7. Income Taxes

          Effective June 1, 1992, Hillhaven adopted Statement of Financial Accounting Standards No. 109 , "Accounting for Income Taxes" ("SFAS 109"). The implementation of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method of APB Opinion No. 11 ("APB 11") to an asset and liability approach. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

          Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Pursuant to the deferred method under APB 11, which was applied in fiscal 1992 and prior years, deferred income taxes were recognized for income and expense items that were reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes were not adjusted for subsequent changes in tax rates.

          Adoption of SFAS 109 resulted in a charge of $1,103 to the 1993 statement of operations as the cumulative effect of a change in accounting principle. Including the impact of this charge, the effect on the year ended May 31, 1993 of the adoption of SFAS 109 was a reduction of net income tax expense and an increase in net income of $7,710 as compared to amounts that would have been reported under APB 11.

          Income tax (expense) benefit on income (loss) from operations before income taxes, reinstatement of discontinued operations, extraordinary charge and cumulative effect of accounting change consists of the following amounts:

                                                 Years ended May 31,
                                                1994     1993     1992
          Current (expense) federal          $(12,193) $(5,400)  $(4,079)
          Current (expense) state              (2,493)    (967)     (930)
                                              (14,686)  (6,367)   (5,009)
          Deferred (expense) benefit
            federal                            (7,338)  12,609     4,079
          Deferred (expense) benefit
            state                                (629)   1,125       523
                                               (7,967)  13,734     4,602

                                             $(22,653) $ 7,367   $  (407)

          An analysis of Hillhaven's effective income tax rate is as follows:

                                                 Years ended May 31,
                                                1994     1993     1992
          Statutory federal income tax rate        35%       34%       34%
          Income tax (expense) benefit at
            federal rate                    $ (28,412) $(11,349) $ 35,064
          State income tax (expense)
            benefit net of federal income
            tax benefit                        (2,029)      104      (269)
          Employee stock compensation             491       255      (470)
          Nondeductible fees                      (21)      (26)      151
          Limitation on recognition of net
            operating loss                        ---       ---   (34,742)
          Nondeductible wages                    (968)     (488)      ---
          Valuation allowance adjustment        1,090    18,992       ---
          Targeted jobs tax credits
            utilized                            6,780        ---      ---
          Other                                   416      (121)     (141)
          Income tax (expense) benefit on
            income (loss) from operations
            before reinstatement of
            discontinued operations,
            extraordinary charge and
            cumulative effect of
            accounting change               $(22,653)  $  7,367  $   (407)

          Under APB 11, deferred income tax (expense) benefits were created by timing differences in the recognition of revenues and expenses for tax and financial statement purposes. Deferred income tax (expense) benefit for the year ended May 31, 1992 was comprised of the following:

          Excess of tax depreciation over book
            depreciation                                     $   (883)
          Gain on sales of properties                            (128)
          State income tax expense                               (345)
          Compensation plans                                      847
          Equity in partnership results of
            operations                                            423
          Restructuring charge                                 28,212
          Direct write-off method for doubtful
            accounts                                              998
          Insurance liability                                   1,462
          Vacation accruals                                       668
          Limitation on recognition of net
            operating loss                                    (26,961)
          Alternative minimum tax rate reduction                1,230
          Other                                                  (921)

          Total deferred income tax benefit                  $  4,602

          The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets (liabilities) are comprised of the following:

                                                  Years ended May 31,
                                                    1994      1993
          Depreciation                           $(16,847)  $(24,912)
          Installment sales                        (1,691)    (3,685)
          Other                                    (3,551)    (1,148)

          Gross deferred tax liabilities          (22,089)   (29,745)

          Capital leases                            8,110      7,090
          Deferred partnership revenue              1,960      2,662
          Insurance reserves                        9,573      8,033
          Vacation accruals                         5,691      4,955
          Deferred gain                             4,350      5,882
          Bad debt reserves                         8,788      7,093
          Restructuring reserves                      ---     20,293
          Targeted jobs tax credits                 5,296      7,546
          Alternative minimum tax credits           2,649      1,534
          Other                                     4,972      3,014
          Gross deferred tax assets                51,389     68,102
          Less valuation allowance                (11,277)   (12,367)
          Deferred tax assets, net                 40,112     55,735
          Net deferred tax assets                  18,023     25,990
          Less amount included in
            other current assets                  (18,946)   (15,762)

          Amount included in other
            noncurrent assets (liabilities)      $   (923)  $ 10,228

          The decrease in the valuation allowance for deferred tax assets of $1,090 was attributable to taxable income earned in the year ended May 31, 1994 and, to a lesser extent, an increase in the estimate of future income to be earned. For the Company to realize its net deferred tax assets, it must continue to achieve future pretax earnings. Although the Company believes such pretax earnings will be achieved, a lack of earnings could result in an increased provision for income taxes.

          As of May 31, 1994, Hillhaven had $5,296 of targeted jobs tax credits which expire between May 31, 2006 and May 31, 2009.

          The Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations. The alternative minimum tax is assessed at a rate of 20% on Hillhaven's alternative minimum taxable income. Alternative minimum taxable income is determined by making statutory adjustments to the Company's regular taxable income. For the years ended May 31, 1994 and 1993, utilization of regular tax credits was limited by alternative minimum tax expense of $11,043 and $5,400, respectively. For the years ended May 31, 1994, 1993 and 1992, regular income tax expense (before utilization of tax credits) exceeded the alternative minimum tax expense and resulted in the utilization of tax credits of $6,780, $915, and $123, respectively.

          8. Transactions with NME

          Lending and Related Agreements.   In connection with the spin-off
          from NME in January 1990 (the "Spin-off"), Hillhaven entered into certain financial arrangements with its former parent company. Hillhaven issued unsecured notes to NME in the aggregate amount of $145,859. The Company used the proceeds from the sale of both the 8-1/4% Series C Preferred Stock to NME and the PIP Debentures to repay $96,800 of these notes (Notes 2 and 6). As of May 31, 1993, one of the notes had been paid in full, and the outstanding indebtedness on the remaining note was $49,059. NME also provided mortgage financing to Hillhaven on certain nursing centers purchased by the Company from NME. At May 31, 1993, $98,156 was outstanding under these arrangements. In fiscal 1994, Hillhaven repaid all of the NME notes in the aggregate principal amount of $147,202 with proceeds from the Recapitalization. The Company also repaid debt which was guaranteed by NME in the aggregate amount of $266,737 (Note 6).

          Interest expense on NME notes totalled $3,696, $7,061 and $12,345 for the years ended May 31, 1994, 1993 and 1992.

          Guarantee Reimbursement Agreement.   NME and Hillhaven entered
          into a guarantee reimbursement agreement providing for the payment by Hillhaven of a fee in consideration of NME's guarantee of certain Hillhaven obligations. At May 31, 1994 and 1993, an aggregate total of approximately $279,000 and $699,000, respectively, of long-term debt (Note 6), leases (Note 9) and contingent liabilities (Note 11) were subject to this agreement. In addition, NME guarantees $7,057 of Hillhaven debt and leases for which Hillhaven is not charged a guarantee fee.

          Insurance.   Through May 31, 1994, substantially all of the
          professional and general liability risks of Hillhaven were insured by an insurance company which is owned by NME. Such insurance expense amounted to $7,627, $7,344 and $6,025 for the years ended May 31, 1994, 1993 and 1992, respectively. Beginning June 1, 1994, Hillhaven obtained separate coverage for its professional and general liability exposure.

          Leases.   At the time of the Spin-off, Hillhaven leased 115
          nursing centers from NME. During the three years ended May 31, 1993, the Company purchased 92 of the leased nursing centers for an aggregate purchase price of $346,900. At May 31, 1993, Hillhaven leased 23 nursing centers from NME which were recorded as capital leases at the aggregate purchase option price of $135,400. As part of the Recapitalization (Note 6), the Company purchased the remaining 23 nursing centers leased from NME for an aggregate purchase price of $111,800. Interest expense on the NME leases for the years ended May 31, 1994 and 1993 and the six months ended May 31, 1992 amounted to $3,401, $19,889 and $12,825, respectively. Rent expense on NME leases for the six months ended November 30, 1991 amounted to $15,117.

          Hillhaven is leasing certain nursing centers from Health Care Property Partners, a joint venture in which NME has a minority interest. Lease payments to this joint venture amounted to $9,923, $9,699 and $9,507 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Equity Ownership.   On November 30, 1991, NME purchased 35,000
          shares of Hillhaven's 8-1/4% cumulative nonvoting Series C Preferred Stock. The proceeds, $35,000, were used to reduce notes payable to NME. NME is entitled to a cumulative dividend, payable quarterly, at the annual rate of 8-1/4% of the $35,000 liquidation value. The Series C Preferred Stock is redeemable at the option of the Company at any time, in whole or in part.

          In connection with the Recapitalization, Hillhaven issued to NME $120,000 of cumulative nonvoting payable-in-kind Series D Preferred Stock. On February 28, 1994, NME tendered shares of the Series D Preferred Stock in the amount of $63,300 in order to exercise its warrants to purchase 6,000,000 shares of Hillhaven common stock.

          NME is entitled to receive cumulative quarterly dividends on the Series D Preferred Stock at an annual rate of 6-1/2% of the liquidation value which, as of May 31, 1994, was $60,546. The dividends are payable in additional shares of Series D Preferred Stock, compounded annually, until September 1998, when the dividends will be paid in cash. The Company may, at its option, redeem the Series D Preferred Stock at any time, in whole or in part, subject to restrictions included in certain loan agreements.

          Management Agreement. Hillhaven provides management, consulting and advisory services in connection with the operation of seven nursing centers owned or leased by NME or its subsidiaries. In return for such services, Hillhaven receives a management fee and is reimbursed for certain costs and expenses. Hillhaven earned $2,543, $2,440 and $2,300 for such services during fiscal 1994, 1993 and 1992, respectively. Management fees receivable from NME amounted to $610 at May 31, 1994 and $545 at May 31, 1993.


          9. Leases

          As of May 31, 1994, Hillhaven leases 122 nursing centers, 78 of which are operated by the Company. Most lease agreements cover periods from 10 to 20 years and contain renewal options of 5 to 40 years. Hillhaven's pharmacy outlets are leased under terms generally ranging from three to five years with three-year renewal options.

          Minimum lease payments under noncancelable leases and related sublease income are as follows:

                                                             Sublease
          Year ending May 31,           Capital   Operating   Income
          1995                          $   367   $ 38,570   $(12,047)
          1996                              369     33,954    (10,130)
          1997                              374     29,238     (7,732)
          1998                              378     26,963     (7,488)
          1999                              383     19,553     (5,819)
          Thereafter                      1,034     61,615    (20,560)
          Total minimum lease
            payments (income)             2,905   $209,893   $(63,776)
          Less amount representing
            interest                      (940)
          Present value of net minimum
            lease payments               1,965
          Less current portion            (168)

          Long-term obligations         $1,797

          Rent expense under operating leases is as follows:

                                             Years ended May 31,
                                           1994     1993      1992
          Rent expense                  $ 52,440   $ 52,537  $ 67,144
          Sublease rental income         (13,563)   (10,390)   (6,060)

                                        $ 38,877   $ 42,147  $ 61,084

          10. Benefit Plans

          Hillhaven's 1990 Stock Incentive Plan (the "1990 Plan") provides for incentive stock option, nonqualified stock option, restricted stock, stock appreciation right and cash bonus awards to certain executive officers and other key employees of Hillhaven. Incentive stock options are granted at an exercise price equal to the fair market value of the shares on the date of grant, and nonqualified stock options are granted at an exercise price of not less than 50% of fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and restrictions on such shares generally lapse over five years from the date of the award as long as the employee continues to be employed by Hillhaven.

          In addition, Hillhaven has replaced its long-term cash bonus plan with performance share awards ("Performance Shares") under the 1990 Plan. The Compensation Committee of the Board of Directors identified key management employees who are eligible to receive Performance Shares. Performance Shares represent potential rights to receive common stock based upon the Company achieving specified financial targets over a three-year period. Subject to the Compensation Committee's sole discretion to award all or any portion of the Performance Shares, participants may receive shares of common stock based upon actual performance in relation to the financial targets.

          The fair market value on the date of award of restricted shares and the excess of the fair market value of the Hillhaven shares on the date of grant of nonqualified stock options over the exercise price represents compensation which is deferred and charged to operations as the forfeiture restrictions lapse and as the nonqualified options vest. An estimate of the fair market value of Performance Shares expected to be awarded also represents compensation and is deferred and charged to operations over a three-year period. Unearned compensation is recorded as a deduction from stockholders' equity. No stock appreciation rights or cash bonuses have been awarded under the 1990 Plan. At May 31, 1994, there were 2,401,629 shares of common stock available under the 1990 Plan for future awards.

          Hillhaven also has a Directors' Stock Option Plan for directors who are not employees of Hillhaven and are not eligible to participate in the 1990 Plan. Nonstatutory options to purchase 2,000 shares of common stock are granted each year to each qualified director at the fair market value of the shares on the date of grant.

          Information regarding stock option plans follows:

                                                    1990      Directors'
                                                    Stock       Stock
                                                  Incentive    Option
                                                    Plan        Plan
          Shares under option:
          Outstanding at May 31, 1991              305,597      20,000
          Granted                                      ---      12,000
          Exercised                                (52,345)     (2,000)
          Canceled                                  (4,350)        ---

          Outstanding at May 31, 1992              248,902      30,000
          Granted                                  101,647      10,000
          Exercised                                (49,079)        ---
          Canceled                                  (1,542)     (2,000)

          Outstanding at May 31, 1993              299,928      38,000
          Granted                                   66,002      10,000
          Exercised                                (95,785)     (2,000)
          Canceled                                  (6,532)     (6,000)

          Outstanding at May 31, 1994              263,613      40,000

          Average option price per share             $9.85      $14.41
          Options exercisable at May 31, 1994      204,625      30,000

          Average price of options exercised:
            Year ended May 31, 1992                  $5.00       $5.15
            Year ended May 31, 1993                  $5.02         ---
            Year ended May 31, 1994                  $5.84      $13.75

          Shares of common stock issued in the last three fiscal years in connection with employee and director compensation and benefit plans were 97,785 in 1994, 135,079 in 1993 and 134,345 in 1992.
          Restricted shares forfeited and retired in the last three fiscal years were 16,000 in 1994, 39,670 in 1993 and 37,915 in 1992.

          Hillhaven maintains defined contribution retirement plans covering substantially all full-time employees, whereby employee contributions to the plans are matched by Hillhaven up to certain limits. Defined contribution pension expense totalled $3,938, $4,556 and $3,812 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Hillhaven also maintains supplemental retirement plans covering outside directors, executive officers and certain other management employees under which benefits are determined based primarily upon the participants' compensation and length of service to the Company. Expense under these plans amounted to $730, $262 and $393 for the years ended May 31, 1994, 1993 and 1992, respectively. Accrued benefits under the plans amounted to $2,518 and $1,829 at May 31, 1994 and 1993, respectively, and are included in other long-term liabilities.


          11. Commitments And Contingencies

          Hillhaven is contingently liable at May 31, 1994 for $34,099 primarily as a guarantor of indebtedness of partnerships in which Hillhaven has an ownership interest (Note 4) or with which it has a management agreement. It is not practicable to estimate the fair value of these off-balance sheet obligations. NME has guaranteed $16,421 of these obligations for which Hillhaven has agreed to indemnify NME under the terms of the Guarantee Reimbursement Agreement (Note 8).

          The Company maintains insurance coverage for its workers compensation exposure. The estimated liability for retrospective workers compensation premiums (included in other accrued liabilities and other long-term liabilities) is based on actuarially projected estimates discounted at an 8.4% average rate to their present value, which amounted to $8,619 at May 31, 1994 and $16,805 at May 31, 1993.

          Hillhaven is subject to various claims and lawsuits in the ordinary course of business which are covered by insurance or adequately provided for in Hillhaven's financial statements. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on Hillhaven's financial condition.

          12. Statements of Cash Flows

          Supplemental disclosures of cash flow information are as follows:

                                                  Years ended May 31,
                                               1994      1993       1992
          Cash paid for:
          Interest                           $ 44,966  $ 56,144   $ 53,454
          Income taxes                         10,925     7,250      5,678

          Noncash investing and
            financing activities:
          Acquisition of previously
            leased nursing centers
            and pharmacies
              Long-term debt assumed
                and incurred                   13,705    39,609     76,403
              Adjustment to property
                and equipment and
                capital lease
                obligations                    23,600     6,780        ---
          Notes received in connection
            with sales of nursing centers       3,340    36,338     16,304
          Preferred stock issued to
            retire debt                        56,601       ---       ---
          Consolidation of previously
            unconsolidated investees
            and reinstatement of
            retirement housing
            operations
                Increase in assets              6,243     4,155     93,113
                Increase in liabilities         6,292     4,942     66,367
          Capitalization of leases                ---       ---    299,500
          Preferred stock tendered
            for the purchase of
            common stock                       63,300       ---        ---
          Reclassification of property
            and equipment and
            intangible assets to/from
            assets held for disposition        52,537       ---     96,328


          Quarterly Financial Summary (Unaudited)

                                               Year ended May 31, 1994
                                                       Quarters
                                        First     Second     Third     Fourth
          Net operating
            revenues (1)<F1>          $354,814   $361,427   $363,973  $368,520

          Income before
            extraordinary
            charge (2)<F2>              $8,024    $25,812    $11,707   $12,982
          Extraordinary charge             ---       (940)       (73)      (49)

          Net income                    $8,024    $24,872    $11,634   $12,933

          Income per share
            - primary: (3)<F3>
            Income before
              extraordinary charge        $.31       $.98       $.37      $.41
          Extraordinary charge             ---       (.04)       ---       ---

          Net income                      $.31       $.94       $.37      $.41

          Income per share - fully
            diluted: (3)<F3>
            Income before
              extraordinary charge        $.28       $.77       $.33      $.37
            Extraordinary charge           ---       (.03)       ---       ---

          Net income                      $.28       $.74       $.33      $.37



                                               Year ended May 31, 1993
                                                       Quarters
                                        First     Second     Third     Fourth
          Net operating
            revenues (1)<F1>          $331,992   $342,681   $344,065  $344,092

          Income before
            extraordinary charge
            and cumulative effect       $8,803    $11,117     $9,432   $11,395
          Extraordinary charge             ---        ---       (565)      ---
          Cumulative effect of
            accounting change           (1,103)       ---        ---       ---

          Net income                    $7,700    $11,117     $8,867   $11,395

          Income per share -
            primary: (3)<F3>
          Income before
            extraordinary charge
            and cumulative effect         $.37       $.46       $.36      $.47
          Extraordinary charge             ---        ---       (.02)      ---
          Cumulative effect of
            accounting change             (.05)       ---        ---       ---

          Net income                      $.32       $.46       $.34      $.47













          (1)<F1> Amounts for periods prior to September 1, 1993 have been restated to include the revenues of facilities previously held for disposition (Note 2).

          (2)<F2> Includes a $21,904 restructuring credit recorded in the 1994 second quarter (Note 2).

          (3)<F3> Adjusted to reflect a one-for-five reverse stock split effected in November 1993.





                                                                                     SCHEDULE V
                                           THE HILLHAVEN CORPORATION
                                            PROPERTY AND EQUIPMENT
                                  (Dollar amounts are expressed in thousands)

     Classification          Balance at                                                     Balance at
                             beginning of    Additions       Sales and      Other           end of
                             period          at cost (1)<F1> retirements    changes(2)<F2>  period
     Year ended
      May 31, 1992
      Land                   $ 32,161       $   8,652        $  (2,316)     $   2,765  a    $   41,262
      Buildings               345,612         102,731          (20,805)        (2,774) a       424,764
      Leasehold
       improvements            28,445           4,530             (833)       (10,862) a        21,280
      Equipment               128,810          24,057           (9,033)       (19,922) a       123,912
      Construction in
       progress                 7,185             568              ---         (1,466) b         6,287
      Capitalized leases        5,515         299,500              ---         (1,007) b       304,008

                             $547,728       $ 440,038        $ (32,987)     $ (33,266)      $  921,513

     Year ended
      May 31, 1993
      Land                   $ 41,262       $   2,749        $    (944)     $  17,125  c    $   60,192
      Buildings               424,764          20,880           (8,960)       135,128  c       571,812
      Leasehold
       improvements            21,280           3,016             (623)        (5,240) c        18,433
      Equipment               123,912          14,687           (4,524)        11,381  c       145,456
      Construction in
       progress                 6,287             719              ---            (87) c         6,919
      Capitalized leases      304,008             ---           (6,311)      (160,300) c       137,397

                             $921,513       $  42,051        $ (21,362)     $  (1,993)      $  940,209






                                                                                     SCHEDULE V
                                           THE HILLHAVEN CORPORATION
                                            PROPERTY AND EQUIPMENT
                                  (Dollar amounts are expressed in thousands)

     Classification           Balance at                                                      Balance at
                              beginning of    Additions        Sales and      Other           end of
                              period          at cost (1)<F1>  retirements    changes(2)<F2>  period

     Year ended
      May 31, 1994
      Land                    $ 60,192       $   2,459         $  (4,007)     $ 18,399  d     $   77,043
      Buildings                571,812          18,828           (25,505)      151,851  d        716,986
      Leasehold
       improvements             18,433           1,914              (155)       (2,984) d         17,208
      Equipment                145,456          22,844           (15,096)       19,788  d        172,992
      Construction
       in progress               6,919           7,296               ---           161  d         14,376
      Capitalized
       leases                  137,397             ---               ---      (135,400) d          1,997

                              $940,209       $  53,341         $ (44,763)     $ 51,815        $1,000,602

          [FN]

          (1)<F1> 1992 additions include the purchase of 24 previously leased nursing centers and one retirement housing facility: land, $7,420; buildings, $95,088; and equipment, $7,397. Total consideration for the purchase included debt totaling $76,212. Additions also include the capitalization of 76 leases: land, $28,983; buildings, $251,031; and equipment, $19,486, as part of the restructuring transaction as described in Note 2 of Notes to Consolidated Financial Statements.

          (2)<F2>  a.  Reclassification to net assets held for disposition as part of restructuring transaction: land, $(8,473); buildings $(83,467); leasehold improvements, $(10,963); equipment, $(26,820); and construction in progress, $(261). The restructuring is described in Note 2 of Notes to Consolidated Financial Statements

                       Reinstatement of discontinued operations: land, $11,309; building, $74,437; leasehold improvements, $127; and equipment, $5,818.

                       Consolidation of previously unconsolidated investee: land, $1, building, $5,611; and equipment, $561. Adjustment to basis of retirement housing property: land $(24); building, $(1,315); and equipment, $(35).

                   b. Reclassification to other property and equipment accounts.

                   c. Purchase of nursing centers, previously recorded as capitalized leases: land $17,303; buildings $131,095; and equipment $11,902. Adjustment to building ($1,486) in connection with purchase of partnership interests.

                       Reclassification to other property and equipment accounts.

                   d. Purchase of 23 nursing centers and two retirement housing facilities previously recorded as capitalized leases: land, $11,105; buildings, $117,059; and equipment, $7,236. Discount on purchase of nursing centers, previously recorded as capitalized leases: land, $(197); buildings, $(22,880); and equipment, $(523). Reclassification of leasehold improvements to buildings in connection with the acquisition of previously leased nursing centers, $4,048.

                       Consolidation of a previously unconsolidated investee: land, $989; buildings, $7,874; and equipment, $396.

          [FN]

                       Effect of reinstatement of assets held for disposition: land, $6,876; buildings, $47,042; leasehold improvements, $1,061; equipment, $12,722; and construction in progress, $347.

                       Reclassification to other property and equipment accounts.

                   The annual provision for depreciation and amortization is computed using the straight-line method over the following useful lives: 20 to 45 years for buildings and improvements, 5 to 10 years for equipment and the lesser of the estimated useful life or the lease term for leasehold improvements and certain capital leases.

                                                                                     SCHEDULE VI
                                           THE HILLHAVEN CORPORATION
                                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                            PROPERTY AND EQUIPMENT
                                                (In thousands)

                                            Additions
                             Balance at     charged to                                   Balance at
                             beginning of   costs &      Sales and      Other            end of
     Description             period         expenses     retirements    changes          period
     Year ended                                                          (19,101) (1)<F1>
      May 31, 1992           $124,157       $ 41,485     $ (9,077)      $ (1,737) (3)<F3> $135,727

     Year ended                                                             (261) (2)<F2>
      May 31, 1993           $135,727       $ 48,030     $ (6,526)      $ (3,759) (3)<F3> $173,211

     Year ended
      May 31, 1994           $173,211       $ 48,356     $(20,055)      $ 15,831  (3)<F3> $217,343



     (1)<F1>  Reclassification to net assets held for disposition as part of restructuring transaction.  The restructuring is
             described in Note 2 of Notes to Consolidated Financial
             Statements                                                                  $(25,181)
           Reinstatement of discontinued operations                                         6,254
           Reclassification to buildings upon acquisition of
             previously leased nursing centers                                               (185)
           Consolidation of previously unconsolidated investees                               593
           Reclassification to buildings upon transfer of
             property and equipment to a consolidated investee                               (582)

                                                                                         $(19,101)

     (2)<F2>  Reclassification to buildings upon acquisition of previously leased nursing centers.

     (3)<F3>  Effect of reinstatement of assets held for disposition; $15,766.

                                                                                     SCHEDULE VIIITHE HILLHAVEN CORPORATION
                                       VALUATION AND QUALIFYING ACCOUNTS
                                                (In thousands)
                                                          Additions
                                           Balance at     charged to                   Balance at
                                           beginning      costs &                      end of
     Description                           of period      expenses    Deductions       period
     Year ended May 31, 1992:
     Valuation accounts deducted
      from assets:
     Allowance for doubtful                                            $ (5,370) (1)<F1>
      accounts and notes                                                     18  (2)<F2>
      receivable                           $ 20,517      $  5,962           478  (5)<F5>       $21,605

     Reserve for loss on
      discontinued operations              $ 23,753      $    ---      $(23,753) (3)<F3>       $---

     Reserve for loss on assets
      held for disposition                 $    ---      $110,736      $ (7,662) (4)<F4>       $103,074

     Year ended May 31, 1993:
     Valuation accounts deducted
      from assets:
     Allowance for doubtful
      accounts and notes                                               $ (5,686) (1)<F1>
      receivable                           $ 21,605      $  4,029           138  (5)<F5>       $20,086

     Reserve for loss on assets
      held for disposition                 $103,074      $    ---      $(46,428) (4)<F4>       $56,646
     Year ended May 31, 1994:
     Valuation accounts deducted
      from assets:
     Allowance for doubtful
      accounts and notes
      receivable                           $ 20,086      $  8,094      $ (3,567) (1)<F1>       $24,613

     Reserve for loss on assets                                        $ (2,096) (4)<F4>
      held for disposition                 $ 56,646      $    ---       (54,550) (6)<F6>       $---

          [FN]

          (1)<F1> Write-off of accounts and notes receivable.

          (2)<F2> Effect of reinstatement of discontinued operations.

          (3)<F3> Elimination of loss reserve upon reinstatement of discontinued operations.

          (4)<F4> Operating losses related to nursing centers and retirement housing facilities held for disposition were charged to the reserve. See Note 2 of Notes to Consolidated Financial Statements.

          (5)<F5> Provision related to nursing centers and retirement housing facilities held for disposition was charged to the reserve for loss on assets held for disposition.

          (6)<F6> Elimination of loss reserve upon reinstatement of assets held for disposition.

                                                                   SCHEDULE X
                              THE HILLHAVEN CORPORATION

                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                    (In thousands)


                                             Charged to costs and expenses
                                                   Year Ended May 31,
                                            1994           1993        1992

     Repairs and maintenance               $13,753       $13,148     $ 12,491

     Taxes, other than payroll and
      income taxes                         $16,644       $15,633     $ 17,359











               Amortization of intangible assets and advertising costs are less than one percent of net operating revenues. There are no royalties.




                                  INDEX TO EXHIBITS

          Exhibit
            No.     Item/Document

            (3)     Articles of Incorporation and By-Laws

                    3.01 Amended and Restated Articles of Incorporation of Hillhaven (Incorporated by reference to Exhibit J to Exhibit 2 to the document referred to in Note 1 below)

                    3.02   Amended and Restated By-Laws of Hillhaven

            (4)     Instruments Defining the Rights of Security Holders

                    4.01 Amended and Restated Articles of Incorporation of Hillhaven (See Exhibit 3.01)

                    4.02   Amended and Restated By-Laws of Hillhaven (See
                           Exhibit 3.02)

                    4.03 Form of Common Stock Certificate of Hillhaven (Incorporated by reference to Exhibit 4.3 to the document referred to in Note 1 below)

                    4.04 Warrant and Registration Rights Agreement among Hillhaven, NME and Manufacturers Hanover Trust Company of California, dated as of January 31, 1990 (Incorporated by reference to Exhibit 4.4 to the document referred to in Note 1 below)

                    4.05 Rights Agreement between Hillhaven and Manufacturers Hanover Trust Company of California, dated as of January 31, 1990 (Incorporated by reference to Exhibit 4.6 to the document referred to Note 1 below)

                    4.06 Form of Rights Certificate (Incorporated by reference to Exhibit A to Exhibit 4.6 to the document referred to in Note 1 below)

                    4.07 Agreement concerning purchase by NME Properties Corp., of Series C Preferred Stock of Hillhaven and prepayment by First Healthcare Corporation of indebtedness to NME Properties Corp. dated at or prior to 11:59 p.m. on November 30, 1991 between NME, NME Properties Corp., Hillhaven and First Healthcare Corporation (Incorporated by reference to Exhibit 4(a) to the document referred to in Note 2 below)

                    4.08 Certificate of Designation, Preferences and Rights of Series C Preferred Stock of Hillhaven (Incorporated by reference to Exhibit 4(b) to the document referred to in Note 2 below)

          Exhibit
            No.     Item/Document

                    4.09 Certificate of First Amendment to Certificate of Designation, Preferences and Rights of Series C Preferred Stock of The Hillhaven Corporation (Incorporated by reference to
                           Exhibit 4(b) to the document referred to in
                           Note 9 below)

                    4.10 Form of Indenture between Hillhaven and Bankers Trust Company, as Trustee with respect to the 7-3/4% Convertible Subordinated Debentures Due 2002 (Incorporated by reference to Exhibit 4.14 to the document referred to in Note 4 below)

                    4.11 Form of 7-3/4% Convertible Subordinated Debenture Due 2002 (Incorporated by reference to Exhibit 4.15 to the document referred to in
                           Note 4 below)

                    4.12 Form of Indenture between Hillhaven and State Street Bank and Trust Company, as Trustee with respect to the 10-1/8% Senior Subordinated Notes due 2001 (Incorporated by reference to Exhibit 4.01 to the document referred to in
                           Note 5 below)

                    4.13 Form of 10-1/8% Senior Subordinated Note due 2001 (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 5 below)

                    4.14 Agreement Concerning Purchase by NME Properties Corp. and Certain Subsidiaries of Series D Preferred Stock of The Hillhaven Corporation, dated as of September 1, 1993 among Hillhaven, First Healthcare Corporation, NME, NME Properties Corp. and certain subsidiaries of NME Properties Corp.

                    4.15 Certificate of Designation, Preferences and Rights of Series D Preferred Stock of The Hillhaven Corporation (Incorporated by reference to Exhibit 4(a) to the document referred to in Note 9 below)

                    4.16 Certificate Concerning Reverse Stock Split of The Hillhaven Corporation (Incorporated by reference to Exhibit 4(c) to the document referred to in Note 9 below)

                    4.17 Credit Agreement dated as of September 2, 1993, between First Healthcare Corporation, as lender, and Hillhaven PIP Funding I, Inc., as borrower (Incorporated by reference to Exhibit
                           4.07 to the document referred to in Note 8 below)

          Exhibit
            No.     Item/Document

                    4.18 The Hillhaven Corporation 1991 Performance Investment Plan (Incorporated by reference to Exhibit 10.24 to the document referred to in
                           Note 1 below)

                    4.19 Certificate of Designation, Preferences and Rights of Series B Convertible Preferred Stock (Incorporated by reference to Exhibit 4.03 to the document referred to in Note 8 below)

                    4.20 Form of Indenture between Hillhaven and Chemical Bank, as Trustee with respect to the Convertible Debentures due May 29, 1999 (Incorporated by reference to Exhibit 4.01 to the document referred to in Note 8 below)

                    4.21 Form of Convertible Debenture due May 29, 1999 (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 8 below)

           (10)     Material Contracts

                    10.01 Services Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.2 to the document referred to in Note 1 below)

                    10.02 Tax Sharing Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.3 to the document referred to in Note 1 below)

                    10.03 Government Programs Agreement between Hillhaven and NME, dated January 31, 1990 (Incorporated by reference to Exhibit 10.4 to the document referred to in Note 1 below)

                    10.04 Insurance Agreement between Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.5 to the document referred to in Note 1 below)

                    *10.05 Employee and Employee Benefits Agreement
                           between Hillhaven and NME, dated as of
                           January 31, 1990 (Incorporated by reference to
                           Exhibit 10.6 to the document referred to in
                           Note 1 below)

                    *10.06 Resignation Agreement and General Release
                           between Hillhaven and Richard K. Eamer, dated as of September 15, 1993

                    *10.07 Employment Agreement between Hillhaven and
                           Leonard Cohen, dated as of January 31, 1990
                           (Incorporated by reference to Exhibit 10.21 to the document referred to in Note 1 below)

          Exhibit
            No.     Item/Document

                    *10.08 Amendment No. One to Employment Agreement
                           between Hillhaven and Leonard Cohen, dated as of May 31, 1994

                    *10.09 Severance Agreement among Hillhaven, NME and
                           Christopher J. Marker, dated as of January 31, 1990 (Incorporated by reference to Exhibit
                           10.23 to the document referred to in Note 1 below)

                    *10.10 Severance Agreement between Hillhaven and
                           Christopher J. Marker, dated as of May 24, 1994

                    *10.11 Form of Severance Agreement between Hillhaven
                           and certain of its officers

                     10.12 Form of Indemnification Agreement between
                           Hillhaven and certain of its executive officers (Incorporated by reference to Exhibit 4.8 to the document referred to in Note 1 below)

                    *10.13 Hillhaven Directors' Stock Option Plan
                           (Incorporated by reference to Exhibit 10.18 to the document referred to in Note 1 below)

                    *10.14 The Hillhaven Corporation Board of Directors
                           Retirement Plan

                    *10.15 Hillhaven Deferred Savings Plan (Incorporated
                           by reference to Exhibit 10.11 to the document referred to in Note 1 below)

                    *10.16 Hillhaven 1990 Stock Incentive Plan
                           (Incorporated by reference to Exhibit 10.12 to the document referred to in Note 1 below)

                    *10.17 Hillhaven Annual Incentive Plan (Incorporated
                           by reference to Exhibit 10.13 to the document referred to in Note 1 below)

                    *10.18 Hillhaven Long Term Incentive Plan
                           (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 1 below)

                    *10.19 Hillhaven Deferred Compensation Master Plan
                           (Incorporated by reference to Exhibit 10.15 to the document referred to in Note 1 below)

                    *10.20 Hillhaven Senior Management Deferred
                           Compensation Plan (Incorporated by reference to Exhibit 10.16 to the document referred to in
                           Note 1 below)

          Exhibit
            No.     Item/Document

                    *10.21 First Restatement of the Hillhaven Supplemental
                           Executive Retirement Plan

                    *10.22 Hillhaven Individual Retirement Annuity Plan
                           (Incorporated by reference to Exhibit 10.19 to the document referred to in Note 1 below)

                     10.23 Form of Assignment and Assumption of Lease
                           Agreement between Hillhaven and certain
                           subsidiaries, on the one hand, and NME and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990 (Incorporated by reference to Exhibit 10.7 to the document referred to in Note 1 below)

                     10.24 Form of Management Agreement between First
                           Healthcare Corporation and certain NME
                           subsidiaries, dated on or prior to January 31, 1990 (Incorporated by reference to Exhibit
                           10.10 to the document referred to in Note 1 below)

                     10.25 Reorganization and Distribution Agreement
                           between Hillhaven and NME, dated as of
                           January 8, 1990, as amended on January 30, 1990 (Incorporated by reference to Exhibit 2.01 to the document referred to in Note 1 below)

                     10.26 Guarantee Reimbursement Agreement between
                           Hillhaven and NME, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.8 to the document referred to in Note 1 below)

                     10.27 First Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of October 30, 1990

                     10.28 First Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 30, 1991 (Incorporated by reference to Exhibit 10.45 to the document referred to in
                           Note 3 below)

                     10.29 Second Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of October 2, 1991 (Incorporated by reference to Exhibit 10.46 to the document referred to in
                           Note 3 below)

          Exhibit
            No.     Item/Document

                     10.30 Third Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of April 1, 1992 (Incorporated by reference to Exhibit 10.47 to the document referred to in
                           Note 3 below)

                     10.31 Fourth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of November 12, 1992 (Incorporated by reference to Exhibit 10.13 to the document referred to in
                           Note 6 below)

                     10.32 Fifth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of February 19, 1993 (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 6 below)

                     10.33 Sixth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 28, 1993 (Incorporated by reference to Exhibit 10.15 to the document referred to in
                           Note 6 below)

                     10.34 Seventh Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of May 28, 1993

                     10.35 Eighth Amendment to Guarantee Reimbursement
                           Agreement between Hillhaven and NME, dated as of September 2, 1993

                     10.36 Amended and Restated Loan Agreement among
                           Hillhaven, New Pond Village Associates and
                           BayBank of Boston, N.A., dated as of August 25, 1989 and effective November 1, 1991 (Incorporated by reference to Exhibit 10.52 to the document referred to in Note 3 below)

                     10.37 Facility Purchase and Sale Agreements, each
                           dated as of February 12, 1992, between First
                           Healthcare Corporation and Zevco Enterprises, Inc. for the four nursing centers in Houston, Texas (Incorporated by reference to Exhibit
                           10.41 to the document referred to in Note 3 below)

                     10.38 Facility Agreement among First Healthcare
                           Corporation and Certain Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.42 to the document referred to in Note 3 below)

          Exhibit
            No.     Item/Document

                     10.39 First Amendment to Facility Agreement among
                           First Healthcare Corporation and Certain
                           Limited Partnerships, dated as of July 31, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.43 to the document referred to in Note 3 below)

                     10.40 Letter Agreement dated July 14, 1992,
                           concerning acquisition by Hillhaven from NME of 26 nursing centers and two adjacent retirement housing communities (Incorporated by reference to Exhibit 10.49 to the document referred to in
                           Note 3 below)

                     10.41 Letter Agreement dated August 4, 1992, between
                           Hillhaven and NME, amending the July 14, 1992 letter agreement concerning acquisition by Hillhaven from NME of 26 nursing centers and two adjacent retirement communities (Incorporated by reference to Exhibit 10.50 to the document referred to in Note 3 below)

                     10.42 Letter Agreement dated October 14, 1992,
                           between Hillhaven and NME, amending the
                           July 14, 1992 letter concerning acquisition by Hillhaven from NME of 34 nursing centers and two adjacent retirement housing communities (Incorporated by reference to Exhibit 10.58 to the document referred to in Note 6 below)

                     10.43 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of November 4, 1992 relating to the acquisition of 24 nursing centers (Incorporated by reference to Exhibit 10.59 to the document referred to in Note 6 below)

                     10.44 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of February 1, 1993, relating to the acquisition of 17 nursing centers (Incorporated by reference to Exhibit 10.60 to the document referred to in Note 6 below)

                     10.45 Facility Purchase and Sale Agreement, each
                           dated April 1, 1993, between First Healthcare Corporation and Zevco Enterprises, Inc., an Illinois corporation, relating to the sale of 13 nursing centers (Incorporated by reference to Exhibit 10.61 to the document referred to in
                           Note 6 below)

          Exhibit
            No.     Item/Document

                     10.46 Purchase and Sale Agreement and Escrow
                           Instructions between First Healthcare
                           Corporation and certain NME subsidiaries, dated as of May 20, 1993 relating to the acquisition of 11 nursing centers (Incorporated by reference to Exhibit 10.62 to the document referred to in Note 6 below)

                     10.47 Letter of Intent dated June 22, 1993 between
                           Hillhaven and NME (Incorporated by reference to Exhibit 10.63 to the document referred to in
                           Note 6 below)

                     10.48 Credit Agreement dated as of September 1, 1993
                           among First Healthcare Corporation, The
                           Hillhaven Corporation, the Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware (Incorporated by reference to Exhibit B to the document referred to in Note 7 below)

                     10.49 Amendment No. 1 to Credit Agreement, dated as
                           of October 12, 1993, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.50 Amendment No. 2 to Credit Agreement, dated as
                           of December 30, 1993, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.51 Amendment No. 3 to Credit Agreement, dated as
                           of May 27, 1994, among First Healthcare
                           Corporation, The Hillhaven Corporation, the
                           Banks referred to therein, the LC Issuing Banks referred to therein, Morgan Guaranty Trust Company of New York, Chemical Bank and J. P. Morgan Delaware

                     10.52 Agreement and Waiver, dated as of September 2,
                           1993, by and among Hillhaven, First Healthcare Corporation, NME and certain NME subsidiaries

          Exhibit
            No.     Item/Document

                     10.53 Novation Agreement among Hillhaven Funding
                           Corporation, Banque Indosuez, New York Branch, Banque Nationale de Paris, San Francisco Agency, Bank of America National Trust and Savings Association and Seattle-First National Bank, dated as of April 29, 1994

                     10.54 Amended and Restated Master Sale and Servicing
                           Agreement among Hillhaven Funding Corporation, Hillhaven and certain Hillhaven subsidiaries, dated as of April 29, 1994

                     10.55 Amended and Restated Liquidity Agreement
                           between Hillhaven Funding Corporation, Bank of America National Trust and Savings Association and Seattle-First National Bank dated as of April 29, 1994

           (11)      Computation of Per Share Earnings

                     11.01 Statement re: Computation of Per Share Earnings

           (21)      Subsidiaries

                     21.01 Subsidiaries of the Registrant

           (23)      Consent of Experts and Counsel

                     23.01 Consent of Independent Accountants, KPMG Peat
                           Marwick LLP

             Note
           Reference                      Document

               1. Quarterly Report on Form 10-Q for the quarter ended November 30, 1989, as amended.
               2. Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, as amended.
               3. Annual Report on Form 10-K for the year ended May 31, 1992, as amended.
               4.   Registration Statement on Form S-1 (File No. 33-48755).
               5.   Registration Statement on Form S-3 (File No. 33-65718).
               6.   Annual Report on Form 10-K for the year ended May 31,
                    1993.
               7.   Current Report on Form 8-K dated September 2, 1993.
               8.   Registration Statement on Form S-3 (File No. 33-50833).
               9. Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.

               ___________________

               * Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).