Form 10-Q
period 1994-08-31
HILLHAVEN CORP
filed 1994-10-14
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

               (MARK ONE)

                X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended August 31, 1994.
                                          OR
                    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the transition period from         to        .

                            Commission file number 1-10426


                              THE HILLHAVEN CORPORATION
                (Exact name of registrant as specified in its charter)


                        FOR THE QUARTER ENDED AUGUST 31, 1994

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


               The number of shares of Common Stock, par value $.75 per share, outstanding on October 1, 1994: 27,328,179

                              THE HILLHAVEN CORPORATION


                                        INDEX


                            PART I.  FINANCIAL INFORMATION



                                                           Page No.

               Item 1. Financial Statements:

                       Consolidated Balance Sheets
                       as of August 31, 1994 and
                       May 31, 1994                            1

                       Consolidated Statements of
                       Operations for the Three Months
                       Ended August 31, 1994 and 1993          3

                       Consolidated Statements of Cash
                       Flows for the Three Months
                       Ended August 31, 1994 and 1993          4

                       Notes to Consolidated Financial
                       Statements                              5


               Item 2. Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations               7



                             PART II.  OTHER INFORMATION


               Item 1. Legal Proceedings                       11

               Item 6. Exhibits and Reports on Form 8-K        11

                       Signature                               12












               NOTE: Items 2 through 5 of Part II are omitted because they are not applicable.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                           August 31, 1994 and May 31, 1994
                                    (In thousands)




                                                  August 31,    May 31,
                                                    1994         1994
                                                 (unaudited)
          ASSETS

          Current assets:
            Cash and cash equivalents            $   56,714    $  49,544
            Accounts and notes receivable,
             less allowance for doubtful
             accounts of $10,768 at
             August 31, 1994 and
             $10,005 at May 31, 1994                144,987      147,956
            Inventories                              17,798       20,202
            Prepaid expenses and other
             current assets                          35,768       34,527

                  Total current assets              255,267      252,229

          Long-term notes receivable, less
            allowance for doubtful accounts
            of $14,831 at August 31, 1994
            and $14,608 at May 31, 1994              83,323       84,944
          Property and equipment, net               792,520      783,259
          Intangible assets, net of
            accumulated amortization of
            $21,181 at August 31, 1994
            and $19,336 at May 31, 1994              30,353       31,331
          Other noncurrent assets, net               32,918       32,237

                                                 $1,194,381    $1,184,000












          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                           August 31, 1994 and May 31, 1994
                       (In thousands, except share information)



                                                  August 31,    May 31,
                                                    1994         1994
                                                 (unaudited)
          LIABILITIES & STOCKHOLDERS' EQUITY

          Current liabilities:
            Current portion of long-term
             debt                                $   50,196    $  43,427
            Accounts payable                         49,501       63,929
            Employee compensation and
             benefits                                47,701       52,444
            Other accrued liabilities                59,539       56,282

                  Total current liabilities         206,937      216,082

          Long-term debt                            580,116      577,951

          Other long-term liabilities                34,761       28,598

          Stockholders' equity:
            Series C Preferred Stock,
             $.15 par value; 35,000 shares
             authorized, issued and
             outstanding (liquidation
             preference of $35,000)                       5            5
            Series D Preferred stock, $.15 par
             value; 300,000 shares authorized;
             61,467 and 60,546 issued and
             outstanding at August 31, 1994
             and May 31, 1994 (liquidation
             preference of $61,467)                       9            9
            Common stock, $.75 par value;
             60,000,000 shares authorized;
             27,181,960 and 27,172,694
             issued and outstanding at
             August 31, 1994 and May 31, 1994        20,386       20,380
            Additional paid-in capital              331,496      330,472
            Retained earnings                        22,951       13,714
            Unearned compensation                    (2,280)      (3,211)

                  Net stockholders' equity          372,567      361,369

                                                 $1,194,381    $1,184,000

          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended August 31, 1994 and 1993
                                     (Unaudited)
                           (In thousands, except per share)

                                                       1994         1993
          Net operating revenues                    $ 375,833    $ 354,814

          Expenses:
            Operating and administrative              322,837     303,142
            Interest                                   11,988      14,245
            Depreciation and amortization              13,876      13,565
            Rent                                       12,667      12,852
            Guarantee fees                              1,375       2,451
            Restructuring                                 ---       1,679

             Total expenses                           362,743     347,934

          Operating income                             13,090       6,880
          Interest income                               3,333       3,890

          Income before income taxes and
            extraordinary charge                       16,423      10,770
          Income tax expense                            5,421       2,746
          Income before extraordinary charge           11,002       8,024
          Extraordinary charge - early
            extinguishment of debt, net of
            income taxes of $55                          (122)        ---

          Net income                                $  10,880    $  8,024

          Primary income per common share:
            Income before extraordinary charge          $ .34       $ .31
            Extraordinary charge                          ---         ---

            Net income                                  $ .34       $ .31

          Fully diluted income per common share:
            Income before extraordinary charge          $ .31
            Extraordinary charge                          ---

            Net income                                  $ .31         N/A

          Weighted average common shares and
            equivalents outstanding
            Primary                                    27,373      23,338
            Fully diluted                              35,432         N/A


          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three Months Ended August 31, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)
                                                          1994          1993
     Net cash provided by operating activities
       (including changes in all operating assets
       and liabilities)                                 $ 23,786     $ 20,962

     Cash flows from investing activities:
       Purchases of property and equipment               (11,291)      (8,170)
       Purchase of previously leased
        nursing centers                                   (3,923)        (760)
       Proceeds from sales of property
        and equipment                                      3,115          331
       Proceeds from collection of notes
        receivable                                         2,271       15,364
       (Investments in) distributions from
        joint ventures and partnerships                     (518)         181
       Increase in other assets                             (392)        (447)
               Net cash provided by (used in)
                 investing activities                    (10,738)       6,499

     Cash flows from financing activities:
       Net increase in borrowings
        under revolving lines of credit                   10,000          ---
       Proceeds from long-term debt                        4,313        2,177
       Payments of principal on long-term debt           (10,484)      (1,716)
       Increase in intangible assets                        (320)      (1,737)
       Other items                                        (9,387)     (16,114)
               Net cash used in financing
                 activities                               (5,878)     (17,390)
     Net increase in cash                                  7,170       10,071
     Cash and cash equivalents at beginning
       of period                                          49,544       73,159

     Cash and cash equivalents at end of period         $ 56,714     $ 83,230

     Supplemental disclosures:
     Cash paid for:
       Interest                                         $  5,996     $ 13,854
       Income taxes                                        1,666          362
       Long-term debt incurred in connection
        with purchase of previously leased
        properties                                           ---        9,900
       Financing for equipment purchases                   2,535          ---



     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share information)



          1. The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the financial position, cash flows and results of operations of The Hillhaven Corporation ("Hillhaven" or "the Company") as of and for the periods indicated. Hillhaven presumes that users of the interim financial information herein have read or have access to the audited financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in Hillhaven's most recent annual report to stockholders have been omitted.

               In December 1993, the Company announced the completion of its facility disposition program. Accordingly, the revenues and expenses related to facilities previously held for disposition and subsequently retained have been reclassified to ongoing operations in the consolidated statement of income for all periods presented. In addition, certain other reclassifications of prior year amounts have been made to conform to current year classifications. The financial information herein is not necessarily representative of a full year's operations.

          2. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses.
               Provisions totalled $1,515 and $1,266 for the three months ended August 31, 1994 and 1993, respectively.

          3. On September 30, 1994, the Company sold its 30% ownership interest in Evergreen Pharmaceutical, Inc. to Omnicare, Inc. As consideration for the sale the Company received shares of Omnicare, Inc. common stock with a market value at September 30, 1994 of $10,144. The Company is restricted from selling these shares until November 1994. Due to possible fluctuations in the market price of Omnicare, Inc. stock, the amount of gain to be ultimately realized cannot be determined; however the Company expects to record a net gain in the quarter ended November 30, 1994 of approximately $6,000 to $9,000.

               On October 10, 1994, the Company announced that it had signed a definitive agreement to acquire closely-held CPS Pharmaceutical Services, Inc. and Advanced Infusion Systems, Inc. based in Mountain View, California. The purchase price

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share information)



               will be approximately $29,000, consisting of approximately
               1.3 million shares of Hillhaven common stock, subject to certain adjustments, and will be accounted for as a pooling of interests. The transaction is expected to close on October 31, 1994.

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

          Results of Operations

          In the first quarter of 1995, Hillhaven realized net income of $10,880 compared to $8,024 in the prior year period. Income from operations before income taxes and extraordinary charges increased from $10,770 to $16,423 in the current quarter.

          Net operating revenues were $375,833 and $354,814 in the three months ended August 31, 1994 and 1993, respectively.

          Operating income before property-related expenses (which are comprised of rent, depreciation and amortization, interest and guarantee fees) for the 1995 first quarter was $52,996 (14.1% of net operating revenues), an increase of approximately 2.6% from $51,672 (14.6% of net operating revenues) in the prior year period.

          The following table summarizes selected operating statistics.

                                                        At August 31,
                                                      1994        1993
          Nursing Centers
           Number of nursing centers                    273         284
           Number of licensed beds                   34,282      35,149
           Centers managed for others                    15          17

          Pharmacy Outlets                               56          82

          Retirement Housing Communities                 19          21


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)



          The following table identifies the Company's sources of net operating revenues.

                                                    Three Months Ended
                                                          August 31,
                                                      1994        1993
          Percentage of net operating revenues:
          Nursing Centers:
           Long term care                              60.6%       64.0%
           Subacute medical and rehabilitation         23.3        19.8
           Other operating revenues                     2.5         2.2
              Total nursing centers                    86.4        86.0
          Pharmacies                                   11.3        11.9
          Retirement Housing                            2.3         2.1

          Total                                       100.0%      100.0%

          Net patient revenues per patient day:
           Long term care                           $ 87.88     $ 83.29
           Subacute medical and rehabilitation      $257.87     $236.23
           Combined                                 $107.57     $ 98.38
          Average number of beds available           34,243      35,142
          Average occupancy                            93.1%       93.4%


          Nursing center net operating revenues, comprised primarily of patient revenues, increased 6.5% in the 1995 first quarter to $324,825 from $304,993 in the prior year period.

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


                              Net Patient Revenues       Patient Census
                              Three Months Ended       Three Months Ended
                                   August 31,               August 31,
                                1994        1993         1994        1993
          Medicaid             48.2%       51.8%        65.9%       67.6%
          Private and other    27.1        26.6         23.5        23.1
          Medicare             24.7        21.6         10.6         9.3

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)


          In the past year, Hillhaven received rate increases from Medicare and Medicaid and increased its private pay rates.

          The Company is continuing its strategy of improving its quality mix of private pay and Medicare patients by expanding its subacute medical and rehabilitation programs and services. These higher revenue services include physical, occupational, speech and respiratory therapy and subacute care services, such as stroke therapy and wound care. The Company has increased the number of managed care contracts it maintains with insurance companies and other payors to provide subacute medical and rehabilitation care to their insureds, offering a less expensive alternative to acute care hospitals. The average daily number of managed care patients in Hillhaven's nursing centers, including long term care patients, was approximately 510 in the 1995 first quarter compared to 350 in 1994.

          Net operating revenues from pharmacy operations were $42,611 in the 1995 first quarter and $42,180 in the prior year quarter. Pharmacy operations produced operating income before property-related expenses of $7,012 in the current quarter (16.5% of net operating revenues), an increase of approximately 38.0% from $5,082 (12.0% of net operating revenues) in the prior year quarter. Institutional revenues accounted for approximately 84% of pharmacy net operating revenues in the first quarter of 1995 versus 75% in the same period in 1994. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market, disposition of retail outlets and continuing pricing pressure in the retail operations. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. Institutional revenues increased by 12.9% to $35,896 in the three months ended August 31, 1994 from $31,785 in the prior year period. This increase is the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.


          Net operating revenues from retirement housing operations amounted to $8,397 in the 1995 first quarter compared to $7,641 in the prior year period. This increase was due to improvements in average occupancy, which increased to 95.2% in the 1995 first quarter from 94.5% in the same period in 1994, and increases in rates charged.

          Operating and administrative expenses of the Company's nursing centers increased by 8.1% in the 1995 first quarter to $281,575 from $260,455 in 1994. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services. Labor and related benefits, which represented approximately 77% of nursing center operating and administrative expenses in 1995, increased by 7.1% in 1995 to $217,274 from

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)



          $202,872 in 1994. These increases were the result of an increase in the number of therapists and nurses in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases.

          The increases in the non-labor components of operating and administrative expenses, including ancillary supplies, reflect the higher costs associated with caring for higher acuity patients.

          Combined interest and guarantee fee expense decreased by 20% in the 1995 first quarter to $13,363 from $16,696 in the prior year period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994.

          Liquidity and Capital Resources

          Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in the quarter ended August 31, 1994 amounted to $23,786 compared to $20,962 in the prior year. The increase is due primarily to higher pretax earnings.

          Net cash used in investing activities amounted to $10,738 in the 1995 first quarter compared to $6,499 provided by investing activities in the prior year period. Cash provided in the three months ended August 31, 1993 included unscheduled payoffs of notes receivable totalling $14,311.

          In the 1995 first quarter, capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $11,291, compared to $8,170 in the prior year period.

          Net cash used in financing activities decreased to $5,878 from $17,390 in the prior year quarter. In the current year period the Company utilized its available credit facilities to finance its operating activities. Such borrowings were not required in the prior year period.

          The Company has an $85,000 revolving bank line of credit, the availability of which allows the Company to maintain lower cash balances and may facilitate repayments of higher-rate debt or provide cash for investment or other corporate purposes. At August 31, 1994, the revolving bank line of credit had an outstanding balance of $13,000.

          The Company also has an accounts receivable-backed revolving bank line of credit which provides for borrowings of up to $40,000, of which $35,000 was available at August 31, 1994.

                             PART II.  OTHER INFORMATION



               Item 1      Legal Proceedings

                           On August 22, 1994, the Company was served with a lawsuit in the matter of Nita P. Heckendorn vs. The Hillhaven Corporation et. al. Ms. Heckendorn is a former director and officer of the Company. Ms. Heckendorn, who joined the Company in 1992, alleges breach of implied employment contract; discharge in violation of public policy (sex and ethnic discrimination); tortious interference with prospective economic advantage; and intentional infliction of emotional distress. The suit seeks damages for wages, earnings and other benefits, punitive damages, attorneys fees and costs of suit. The case has not been set for trial. The Company believes that Ms. Heckendorn's claims are without merit and intends to vigorously defend the case.

               Items 2 - 5 are not applicable.


               Item 6.     Exhibits and Reports on Form 8-K

                  (A)  Exhibits:

                       (11) Statement Re:  Computation of per share
                            earnings for the three months ended
                            August 31, 1994 and 1993.


                  (B)  Reports filed on Form 8-K:

                       None.

                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HILLHAVEN CORPORATION
                                               (Registrant)



               Date:  October 13, 1994      /s/ Michael B. Weitz
                                        Michael B. Weitz*
                                        Vice President and
                                          Principal Accounting
                                            Officer



               * Michael B. Weitz is signing in the dual capacities as i) principal accounting officer, and ii) a duly authorized officer of the Company.