Form 10-Q
period 1994-11-30
HILLHAVEN CORP
filed 1995-01-12
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (MARK ONE)

           X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended November 30, 1994.

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


                       FOR THE QUARTER ENDED NOVEMBER 30, 1994


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


          The number of shares of Common Stock, par value $.75 per share, outstanding on January 1, 1995: 28,624,463.

                              THE HILLHAVEN CORPORATION


                                        INDEX


                            PART I.  FINANCIAL INFORMATION



                                                                 Page No.

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                    November 30, 1994 and May 31, 1994               1

                    Consolidated Statements of Income for
                    the Three Months and Six Months Ended
                    November 30, 1994 and 1993                       3

                    Consolidated Statements of Cash Flows
                    for the Six Months Ended
                    November 30, 1994 and 1993                       5

                    Notes to Consolidated Financial Statements       7


          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                       9



                             PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                               15

          Item 6.   Exhibits and Reports on Form 8-K                15

                    Signature                                       16




          NOTE: Items 2 - 5 of Part II are omitted because they are not applicable.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          November 30, 1994 and May 31, 1994
                                     (Unaudited)
                                    (In thousands)



                                                      November 30,     May 31,
                                                          1994           1994
                                                                     (restated)
     ASSETS

     Current assets:
       Cash and cash equivalents                      $    43,501   $    49,888
       Accounts and notes receivable, less
        allowance for doubtful accounts of
        $11,337 at November 30, 1994 and
        $10,337 at May 31, 1994                           156,656       152,962
       Inventories                                         18,465        20,772
       Prepaid expenses and other current assets           38,565        35,011

             Total current assets                         257,187       258,633

     Long-term notes receivable, less allowance
       for doubtful accounts of $15,334 at
       November 30, 1994 and $14,608 at May 31, 1994       83,615        84,944
     Property and equipment, net                          793,135       784,337
     Intangible assets, net of accumulated
       amortization of $21,729 at November 30, 1994
       and $19,336 at May 31, 1994                         29,892        31,331
     Other noncurrent assets, net                          38,093        33,248

                                                      $ 1,201,922   $ 1,192,493












     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          November 30, 1994 and May 31, 1994
                                     (Unaudited)
                       (In thousands, except share information)


                                                      November 30,    May 31,
                                                         1994          1994
                                                                     (restated)
     LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt              $    38,234   $   46,389
       Accounts payable                                    51,268       65,150
       Employee compensation and benefits                  59,104       52,444
       Other accrued liabilities                           49,474       56,977

          Total current liabilities                       198,080      220,960

     Convertible debentures                               133,593      134,223

     Other long-term debt                                 444,011      444,812

     Other long-term liabilities                           33,115       28,751

     Stockholders' equity:
       Series C Preferred Stock, $0.15 par value;
        35,000 shares authorized, issued and
        outstanding (liquidation preference
        of $35,000)                                             5            5
       Series D Preferred Stock, $0.15 par value;
        300,000 shares authorized, 62,388 and
        60,546 issued and outstanding at
        November 30, 1994 and May 31, 1994
        (liquidation preference of $62,388)                    10            9
       Common stock, $0.75 par value; 60,000,000
        shares authorized; 28,623,663 and
        28,434,756 issued and outstanding at
        November 30, 1994 and May 31, 1994                 21,468       21,326
       Additional paid-in capital                         336,569      329,537
       Retained earnings                                   40,114       16,081
       Unearned compensation                               (5,043)      (3,211)

          Total stockholders' equity                      393,123      363,747

                                                      $ 1,201,922   $1,192,493

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

             Three Months and Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                           (In thousands, except per share)

                                       Three Months             Six Months
                                    1994       1993         1994        1993

     Net operating revenues      $ 392,982   $367,189     $ 775,047   $726,899

     Expenses:
       Operating and
          administrative           332,106    315,270      660,321     622,815
       Depreciation and
          amortization              14,261     13,555       28,194      27,181
       Rent                         13,337     13,847       27,203      27,728
       Interest                     12,189     13,242       24,556      29,104
       Restructuring                   ---    (21,904)         ---     (20,225)

          Total expenses           371,893    334,010      740,274     686,603

     Operating income               21,089     33,179       34,773      40,296
     Interest income                 3,093      3,245        6,426       7,135
     Income before income taxes
       and extraordinary charge     24,182     36,424       41,199      47,431
     Income tax expense              7,990     10,309       13,613      13,136
     Income before extraordinary
       charge                       16,192     26,115       27,586      34,295
     Extraordinary charge -
       early extinguishment
       of debt, net of income
       taxes                           (52)      (940)        (174)       (940)

     Net income                  $  16,140   $ 25,175     $ 27,412    $ 33,355











     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

             Three Months and Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                       Three Months             Six Months
                                       1994        1993       1994      1993

     Primary income per common share:
       Income before extraordinary
        charge                      $    .50    $    .95   $    .85    $  1.25
       Extraordinary charge              ---        (.04)      (.01)      (.04)

       Net income                   $    .50    $    .91   $    .84    $  1.21

     Fully diluted income per
       common share:
       Income before extraordinary
        charge                      $    .44    $    .75   $    .75    $  1.02
       Extraordinary charge              ---     (   .03)       ---     (  .03)

       Net income                   $    .44    $    .72   $    .75    $   .99

     Weighted average common
       shares and equivalents
       outstanding:
        Primary                       28,866      24,863     28,747     24,731
        Fully diluted                 36,891      33,515     36,791     33,505
















     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)

                                                           1994        1993
     Net cash provided by operating activities
       (including changes in all operating
       assets and liabilities)                           $  52,556  $ 35,021

     Cash flows from investing activities:
       Purchases of property and equipment                 (24,535)  (18,569)
       Purchase of previously leased
        nursing centers                                     (3,923)   (1,575)
       Proceeds from sales of property
        and equipment                                        4,238       490
       Proceeds from collection of notes
        receivable                                           2,705    15,908
       (Investments in) distributions from
        joint ventures and partnerships, net                (1,653)    1,424
       Increase in other noncurrent assets                  (5,846)  (12,647)

          Net cash used in
            investing activities                           (29,014)  (14,969)

     Cash flows from financing activities:
       Net increase in borrowings under
        revolving lines of credit                           10,000    16,000
       Proceeds from long-term debt                          6,221   356,035
       Payments of principal on long-term debt             (31,472) (462,446)
       Proceeds from sale of preferred stock                   ---    63,399
       Increase in intangible assets                        (1,604)  (14,683)
       Other, items                                        (13,074)   (3,807)

          Net cash used in financing
            activities                                     (29,929)  (45,502)

     Net decrease in cash                                   (6,387)  (25,450)
     Cash and cash equivalents at beginning
       of period                                            49,888    73,253

     Cash and cash equivalents at end of period          $  43,501  $ 47,803




                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)


                                                           1994        1993
     Supplemental disclosures

       Cash paid for:
        Interest                                         $  25,932  $ 21,118
        Income taxes                                        11,713     6,983

       Noncash investing and financing activities:
        Long-term debt incurred in connection with
          purchase of previously leased properties             ---    13,705
        Adjustment to property and equipment and
          capital lease obligations                            ---    23,600

        Notes receivable issued in connection
          with sale of nursing centers                         500       ---

        Preferred stock issued to retire debt                  ---    56,601

        Financing for equipment purchases                    2,535       ---




















     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Dollars in thousands)



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

          2. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses.
               Provisions totalled $1,727, $3,300, $1,589 and $2,882 for
               the three months and six months ended November 30, 1994 and 1993, respectively.

          3. On September 30, 1994, the Company sold its 30% ownership interest in a closely-held institutional pharmacy and recognized a pretax gain of $8,077.

          4. On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. (CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies subsidiary through the exchange of 1,262,062 shares of the Company's common stock valued at approximately $29,000. The accompanying financial statements for the three and six months ended November 30, 1994 are presented on the basis that the companies were combined for the entire period, and financial statements of the prior-year periods have been restated to give effect to the combination.

               Summarized results of operations of the separate companies for the period from June 1, 1994 through October 31, 1994, the date of acquisition, are as follows:

                                                  Hillhaven    CPS/AIS
               Net operating revenues             $ 636,305   $  10,164
               Income (loss) before
                    extraordinary item            $  23,790   $    (240)
               Net income (loss)                  $  23,616   $    (240)


               Following is a reconciliation of the amounts of net operating revenues and net income previously reported for the three and six months ended November 30, 1993:

                                                    Three         Six
                                                    Months       Months
               Net operating revenues:
                    As previously reported        $  361,427  $  716,241
                    Acquired companies                 5,762      10,658
                    As restated                   $  367,189  $  726,899

               Net income:
                    As previously reported        $   24,872  $   32,896
                    Acquired companies                   303         459
                    As restated                   $   25,175  $   33,355


          5. On October 28, 1994, the Company restructured its bank financing and increased its available borrowing capacity by $20,000. The amended $320,000 commercial bank facility, with a syndicate of 22 major banks, lowers borrowing costs, extends the term of the agreement to five years, reduces principal repayment requirements and relaxes many covenants. Proceeds and enhanced cash flow from reduced repayment terms will be used to expand subacute programs, repay higher cost debt and fund future acquisition opportunities.

          6. The extraordinary charges resulted from the write-off of capitalized financing costs in connection with the refinancing of certain of the Company's industrial revenue bonds and are shown net of the tax effect of $30 and $85 in the three and six months ended November 30, 1994, respectively, and $426 in both the three and six months ended November 30, 1993.

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

          Acquisitions

          On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. (CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies subsidiary (Medisave) through the exchange of 1,262,062 shares of the Company's common stock valued at approximately $29,000. The accompanying financial statements for the three and six months ended November 30, 1994 are presented on the basis that the companies were combined for the entire period, and financial statements of the prior-year periods have been restated to give effect to the combination. See Note 4 of Notes to Consolidated Financial Statements.


          Results of Operations

          In the 1995 second quarter, Hillhaven realized earnings of $16,140 compared to $25,175 in the prior-year period. Net income for the six months ended November 30, 1994 and 1993 amounted to $27,412 and $33,355, respectively. Prior-year earnings include a $21,904 credit resulting from the conclusion of the Company's facility disposition program.

          Net operating revenues were $392,982, $775,047, $367,189 and $726,899 in the three and six months ended November 30, 1994 and 1993, respectively. Operating income before property-related expenses (which are comprised of rent, depreciation and amortization and interest) and restructuring credits for the three and six months ended November 30, 1994 was $60,876 (15.5% of net operating revenues) and $114,726 (14.8% of net operating revenues), respectively, an increase of approximately 17.3% and 10.2% from $51,919 (14.1% of net operating revenues) and $104,084 (14.3% of net operating revenues) in the same periods in the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          The following table summarizes selected operating statistics:

                                                               At November 30,
                                                              1994         1993
          Nursing Centers
           Number of nursing centers                   272          284
           Number of licensed beds                  34,186       35,141
           Centers managed for others                   15           17

          Pharmacy Outlets                              57           83

          Retirement Housing Communities                19           20


          The following table identifies the Company's sources of net operating revenues.

                                  Three months ended     Six months ended
                                      November 30,          November 30,
                                     1994     1993       1994      1993
          Percentage of net
            operating revenues:
          Nursing Centers:
            Long term care           58.1%     62.2%      58.9%     62.6%
            Subacute medical and
             rehabilitation          24.5      19.9       23.7      19.8
            Other operating
             revenues                 1.9       2.5        2.2       2.3
               Total nursing
                 centers             84.5      84.6       84.8      84.7
          Pharmacies                 13.3      13.3       13.0      13.2
          Retirement Housing          2.2       2.1        2.2       2.1

          Total                     100.0%    100.0%     100.0%    100.0%

          Net patient revenues
            per patient day:
            Long term care        $ 89.58   $ 84.54    $ 88.72   $ 83.91
            Subacute medical and
              rehabilitation      $275.43   $243.67    $266.78   $239.96
            Combined              $112.02   $100.45    $109.78   $ 99.41
          Average number of
           beds available          34,252    35,195     34,247    35,169
          Average occupancy          93.0%     93.8%      93.1%     93.6%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Nursing center net operating revenues, comprised primarily of patient revenues, increased 6.9% and 6.7% in the three and six months ended November 30, 1994 and 1993 to $332,072 and $656,897, respectively, from $310,544 and $615,537 in the same periods in the prior year.

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

                                  Three Months Ended    Six Months Ended
                                     November 30,         November 30,
                                    1994      1993       1994      1993
          Net Patient Revenues

          Medicaid                   47.1%     51.6%      47.6%     51.7%
          Private and other          26.5      26.4       26.8      26.5
          Medicare                   26.4      22.0       25.6      21.8

          Patient Census

          Medicaid                   65.7%     67.6%      65.8%     67.6%
          Private and other          23.3      23.0       23.4      23.0
          Medicare                   11.0       9.4       10.8       9.4


          In the past year, Hillhaven received rate increases from Medicare and Medicaid and increased its private pay rates.

          The Company is continuing its strategy of improving its quality mix of private pay and Medicare patients by expanding its subacute medical and rehabilitation programs and services. These higher revenue services include physical, occupational, speech and respiratory therapy and subacute care services, such as stroke therapy and wound care. The Company has increased the number of managed care contracts it maintains with insurance companies and other payors to provide subacute medical and rehabilitation care to their insureds, offering a less expensive alternative to acute care hospitals. The average daily number of managed care patients in Hillhaven's nursing centers, including long term care patients, was approximately 525 in the first six months of 1995 compared to 380 in 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net operating revenues from pharmacy operations increased to $52,336 and $101,179 in the three and six months ended
          November 30, 1994, respectively, from $48,743 and $95,819 in the prior-year periods. Pharmacy operations produced operating income before property-related expenses of $13,907 in the current quarter (26.6% of net operating revenues), compared to $6,723 (13.8% of net operating revenues) in the prior-year quarter. For the six months ended November 30, 1994, operating income before property-related expenses amounted to $21,773 (21.5% of net operating revenues) compared to $12,298 (12.8% of net operating revenues) in the same period in the prior year. Revenues and operating income for the three and six months ended November 30, 1994 include an $8,077 gain on the sale of a closely-held institutional pharmacy and costs associated with the acquisition of AIS and CPS amounting to $1,038.

          Institutional revenues accounted for approximately 95% and 91% of pharmacy net operating revenues in the three and six months ended November 30, 1994, respectively, versus 79% and 78% in the same periods in the prior year. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market, disposition of retail outlets and continuing pricing pressure in the retail operations. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. Institutional revenues increased by 29.0% and 22.1% to $49,516 and $91,644 in the three and six months ended November 30, 1994, respectively, from $38,380 and $75,061 in the prior-year periods. These increases are the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher-margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

          During the quarter Hillhaven announced plans to form the MediLife Pharmacy Network (MediLife), a joint venture between Medisave and Life Care Centers of America (Life Care). Beginning February 1, 1995, MediLife will provide pharmaceutical and consulting services to certain of Life Care's long term and subacute care facilities. Medisave will contribute four of its existing institutional pharmacies to the joint venture and will account for its 50% ownership interest by the equity method. Medisave will receive a management fee for managing MediLife. As a result of it's contribution of four pharmacies to the joint venture, subsequent to February 1, 1995, the Company will report a decrease in pharmacy net operating revenues. However, this transaction is not expected to result in a material decrease in income for the Company for the year ended May 31, 1995.

          Net operating revenues from retirement housing operations increased to $8,574 and $16,971 in the three and six months ended November 30, 1994 respectively, from $7,902 and $15,543 in the

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          prior-year periods. These increases were due to increases in rates charged. Retirement housing average occupancy was 95.3% in both the three an six months ended November 30, 1994 and 96.7% and 95.6% in the three and six months ended November 30, 1993, respectively.

          Operating and administrative expenses of the Company's nursing centers increased by 7.6% and 7.8% in the three and six months ended November 30, 1994 to $288,111 and $569,686, respectively, from $267,797 and $528,252 in the same periods in the prior year. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services. Labor and related benefits, which represented approximately 77% of nursing centers operating and administrative expenses in both the current three- and six-month periods, increased by 6.1% and 6.6% to $220,585 and $437,859 in the three and six months ended November 30, 1994, respectively from $207,994 and $410,866 in the prior-year periods. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases.

          The increase in the non-labor components of operating and administrative expenses, including ancillary supplies, reflects the higher costs associated with caring for higher acuity patients.

          Interest expense decreased by $1,053 to $12,189 in the current quarter and by $4,548 to $24,556 in the current six-month period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994 as well as the restructuring of the Company's bank financing in October 1994.


          Cash Flows and Financial Condition

          Cash provided by operations in the first six months of 1995 amounted to $52,556, compared to $35,021 in the prior year. The increase is due primarily to higher operating income before property-related expenses and fluctuations in current assets and liabilities.

          Net cash used in investing activities amounted to $29,014 in the first six months of 1995 compared to $14,969 in the prior-year period. In the prior year, the Company received cash proceeds from unscheduled notes receivable payoffs totalling $14,621.

          Capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $24,535 in the current six-month period compared to $18,569 in the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net cash used in financing activities decreased to $29,929 from $45,502 in the prior year. During the six months ended November 30, 1993, Hillhaven expended $14,816 for financing costs associated with the recapitalization program.

          The Company has an $85,000 revolving bank line of credit which had an outstanding balance of $18,000 at November 30, 1994. The Company also has an accounts receivable-backed revolving bank line of credit which provides for borrowings of up to $40,000, all of which was available at November 30, 1994.

          On October 28, 1994, the Company restructured its bank financing and increased its available borrowing capacity by $20,000. The amended $320,000 commercial bank facility, with a syndicate of 22 major banks, lowers borrowing costs, extends the term of the agreement to five years, reduces principal repayment requirements and relaxes many covenants. Proceeds and enhanced cash flow from reduced repayment terms will be used to expand subacute programs, repay higher-cost debt and fund future acquisition opportunities.

                             Part II.  OTHER INFORMATION


          Item 1 Legal Proceedings

                 On August 22, 1994, the Company was served with a lawsuit in the matter of Nita P. Heckendorn vs. The Hillhaven Corporation et al. Ms. Heckendorn, who joined the Company in 1992, alleged breach of implied employment contract; discharge in violation of public policy (sex and ethnic discrimination); tortious interference with prospective economic advantage; and intentional infliction of emotional distress. The suit sought damages for wages, earnings and other benefits, punitive damages, attorneys' fees and costs of suit. The Company believed that Ms. Heckendorn's claims were without merit. On November 18, 1994, the suit was voluntarily dismissed with prejudice. Neither the Company nor the other named defendants paid any amounts to the plaintiff in connection with this lawsuit.

          Items 2 - 5 are not applicable.

          Item 6 Exhibits and Reports on Form 8-K

                 (A)   Exhibits:

                       (10) Amendment No. 4 to Credit Agreement, dated as
                            of October 28, 1994, Amending (and Restating) the $360,000,000 Credit Agreement dated as of September 1, 1993.

                       (11) Statement Re:  Computation of per share
                            earnings for the three months and six months ended November 30, 1994 and 1993.

                       (27) Financial Data Schedule (included only in the
                            EDGAR filing)

                       (99) Hillhaven press release dated December 21,
                            1994.

                 (B)   Reports filed on Form 8-K

                       A Form 8-K, dated October 11, 1994, was filed during the quarter to disclose an agreement to acquire CPS Pharmaceutical Services, Inc. and Advanced Infusion Systems, Inc. as follows:

                       On October 11, 1994, The Hillhaven Corporation (the "Company") signed a definitive agreement to acquire, through a share for share exchange, CPS Pharmaceutical Services, Inc. and Advanced Infusion Systems, Inc. The purchase price will be approximately $29 million, consisting of approximately 1.3 million shares of the Company's common stock, subject to certain adjustments. The transaction will be structured as a pooling of interests.

                       No financial statements were filed with the Form
                       8-K.

                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HILLHAVEN CORPORATION
                                             (Registrant)



          Date:  January 11, 1995                /s/ Robert F. Pacquer
                                        Robert F. Pacquer
                                        Senior Vice President and
                                          Chief Financial Officer



          * Robert F. Pacquer is signing in the dual capacities as i) principal accounting officer, and ii) a duly authorized officer of the Company.