Form 10-Q
period 1995-02-28
HILLHAVEN CORP
filed 1995-04-05
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      Form 10-Q

          (MARK ONE)

           X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended February 28, 1995.

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


                       FOR THE QUARTER ENDED FEBRUARY 28, 1995


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


          The number of shares of Common Stock, par value $.75 per share, outstanding on April 1, 1995: 32,848,863.

                              THE HILLHAVEN CORPORATION


                                        INDEX


                            PART I.  FINANCIAL INFORMATION



                                                                 Page No.

          Item 1.   Financial Statements:

                    Consolidated Balance Sheets as of
                    February 28, 1995 and May 31, 1994               1

                    Consolidated Statements of Income for
                    the Three Months and Nine Months Ended
                    February 28, 1995 and 1994                       3

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    February 28, 1995 and 1994                       5

                    Notes to Consolidated Financial Statements       7

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      10



                             PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings                               17

          Item 2.   Change in Securities                            18

          Item 6.   Exhibits and Reports on Form 8-K                19

                    Signature                                       21




          NOTE: Items 3 - 5 of Part II are omitted because they are not applicable.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          February 28, 1995 and May 31, 1994
                                     (Unaudited)
                                    (In thousands)



                                                      February 28,     May 31,
                                                          1995          1994
                                                                     (restated)
     ASSETS

     Current assets:
       Cash and cash equivalents                      $    48,965    $   49,888
       Accounts and notes receivable, less
        allowance for doubtful accounts of
        $12,124 at February 28, 1995 and
        $10,337 at May 31, 1994                           164,713       152,962
       Inventories                                         17,163        20,772
       Prepaid expenses and other current assets           33,849        35,011

             Total current assets                         264,690       258,633

     Long-term notes receivable, less allowance
       for doubtful accounts of $14,822 at
       February 28, 1995 and $14,608 at May 31, 1994       85,365        84,944
     Property and equipment, net                          811,559       784,337
     Intangible assets, net of accumulated
       amortization of $20,787 at February 28, 1995
       and $19,336 at May 31, 1994                         29,096        31,331
     Other noncurrent assets, net                          42,872        33,248

                                                      $ 1,233,582    $1,192,493












     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                          February 28, 1995 and May 31, 1994
                                     (Unaudited)
                       (In thousands, except share information)


                                                      February 28,     May 31,
                                                          1995          1994
                                                                     (restated)

     LIABILITIES & STOCKHOLDERS' EQUITY

     Current liabilities:
       Current portion of long-term debt              $    38,765   $   46,389
       Accounts payable                                    58,944       65,150
       Employee compensation and benefits                  49,252       52,444
       Other accrued liabilities                           55,803       56,977

          Total current liabilities                       202,764      220,960

     Convertible debentures                               132,645      134,223

     Other long-term debt                                 456,974      444,812

     Other long-term liabilities                           36,511       28,751

     Stockholders' equity:
       Series C Preferred Stock, $0.15 par value;
        35,000 shares authorized, issued and
        outstanding (liquidation preference
        of $35,000)                                             5            5
       Series D Preferred Stock, $0.15 par value;
        300,000 shares authorized, 63,402 and
        60,546 issued and outstanding at
        February 28, 1995 and May 31, 1994
        (liquidation preference of $63,402)                    10            9
       Common stock, $0.75 par value; 60,000,000
        shares authorized; 32,824,463 and
        28,434,756 issued and outstanding at
        February 28, 1995 and May 31, 1994                 24,618       21,326
       Additional paid-in capital                         421,772      329,537
       Retained earnings                                   49,718       16,081
       Unearned compensation                               (3,587)      (3,211)
                                                          492,536      363,747
       Less 4,179,520 Common shares held in trust         (87,848)         ---

          Total stockholders' equity                      404,688      363,747

                                                      $ 1,233,582   $1,192,493

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                  Three Months              Nine Months
                                1995      1994         1995         1994
                                        (restated)                (restated)

     Net revenues            $396,167    $373,121    $1,177,640   $1,107,155

     Expenses:
       Operating and
          administrative      339,139     315,917       999,460      938,732
       Depreciation and
          amortization         14,452      13,557        42,646       40,738
       Rent                    13,445      14,101        40,648       41,829
       Interest                12,108      12,573        36,664       41,677
       Restructuring              ---         ---           ---      (20,225)

          Total expenses      379,144     356,148     1,119,418    1,042,751

     Income before income
       taxes and
       extraordinary
       charge                  17,023      16,973        58,222       64,404
     Income tax expense         5,635       5,029        19,248       18,165
     Income before
       extraordinary charge    11,388      11,944        38,974       46,239
     Extraordinary charge -
       early extinguishment
       of debt, net of
       income taxes               (48)        (73)         (222)      (1,013)

     Net income              $ 11,340    $ 11,871    $   38,752   $   45,226









     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                  Three Months              Nine Months
                                1995      1994         1995         1994
                                        (restated)                (restated)
     Primary income per
       common share:
       Income before
          extraordinary
          charge              $  .33     $   .37     $   1.18     $   1.61
       Extraordinary charge      ---         ---         (.01)        (.04)

       Net income             $  .33     $   .37     $   1.17     $   1.57

     Fully diluted income per
       common share:
       Income before
          extraordinary
          charge              $  .31     $   .32     $   1.07     $   1.34
       Extraordinary charge      ---         ---         (.01)        (.03)

       Net income             $  .31     $   .32     $   1.06     $   1.31

     Weighted average common
       shares and equivalents
       outstanding:
          Primary             28,864      25,244       28,765       24,922
          Fully diluted       36,836      33,754       36,800       33,831













     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                                    (In thousands)

                                                           1995       1994
                                                                   (restated)
     Net cash provided by operating activities
       (including changes in all operating
       assets and liabilities)                           $ 73,500   $ 56,597

     Cash flows from investing activities:
       Purchases of property and equipment                (36,699)   (30,495)
       Purchase of previously leased
        nursing centers                                   (13,032)    (1,668)
       Proceeds from sales of property
        and equipment                                       4,009     14,842
       Proceeds from collection of notes
        receivable                                          3,186     16,640
       (Investments in) distributions from
        joint ventures and partnerships, net               (1,876)       770
       Increase in other noncurrent assets                 (4,901)    (3,475)

          Net cash used in
            investing activities                          (49,313)    (3,386)

     Cash flows from financing activities:
       Net increase in borrowings under
        revolving lines of credit                          21,000      8,000
       Proceeds from long-term debt                        17,521    358,805
       Payments of principal on long-term debt            (52,277)  (495,091)
       Proceeds from sale of preferred stock                  ---     63,399
       Increase in intangible assets                       (2,193)   (14,731)
       Other, net                                          (9,161)    (9,415)

          Net cash used in financing
            activities                                    (25,110)   (89,033)

     Net decrease in cash                                    (923)   (35,822)
     Cash and cash equivalents at beginning
       of period                                           49,888     73,253

     Cash and cash equivalents at end of period          $ 48,965   $ 37,431




                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                                    (In thousands)


                                                           1995       1994
                                                                   (restated)
     Supplemental disclosures

       Cash paid for:
        Interest                                         $  32,778  $ 29,415
        Income taxes                                        16,411     7,691

       Noncash investing and financing activities:
        Long-term debt incurred in connection with
          purchase of previously leased properties           2,720    13,705
        Adjustment to property and equipment and
          capital lease obligations                            ---    23,600

        Notes receivable issued in connection
          with sale of nursing centers                         500     1,540

        Preferred stock issued to retire debt                  ---    56,601

        Financing for equipment purchases                    2,535       ---

        Preferred stock tendered for the purchase
          of common stock                                      ---    63,300

        Common stock placed in grantor trust                88,279       ---















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

          2. The provision for doubtful accounts and notes receivable is included in operating and administrative expenses.
               Provisions totalled $93, $3,393, $3,994 and $6,876 for the three months and nine months ended February 28, 1995 and 1994, respectively.

          3. Interest income is included in net revenues and totalled $3,194, $9,620, $3,256 and $10,391 for the three months and nine months ended February 28, 1995 and 1994, respectively.

          4. The extraordinary charges resulted from the write-off of capitalized financing costs in connection with the refinancing of certain of the Company's industrial revenue bonds and are shown net of the tax effect of $25 and $110 in the three and nine months ended February 28, 1995, respectively, and $33 and $459 in the three and nine months ended February 28, 1994, respectively.

          5. On September 30, 1994, the Company sold its 30% ownership interest in a closely-held institutional pharmacy and recognized a pretax gain of $8,077.

          6. On October 28, 1994, the Company restructured its bank financing and increased its available borrowing capacity by $20,000. The amended $320,000 commercial bank facility, with a syndicate of 22 major banks, lowers borrowing costs, extends the term of the agreement to five years, reduces principal repayment requirements and relaxes many covenants. Proceeds and enhanced cash flow from reduced repayment terms will be used to expand subacute programs, repay higher cost debt and fund future acquisition opportunities.

          7. On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. (CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies subsidiary through the exchange of 1,262,062 shares of the Company's common stock valued at approximately $29,000. The accompanying financial statements for the three and nine months ended February 28, 1995 are presented on the basis that the companies were combined for the entire period, and financial statements of the prior-year periods have been restated to give effect to the combination.

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


               Following is a reconciliation of the amounts of net revenues and net income previously reported for the three and nine months ended February 28, 1994:

                                                    Three        Nine
                                                    Months       Months
               Net revenues:
                    As previously reported        $  367,229  $1,090,605
                    Acquired companies                 5,892      16,550

                    As restated                   $  373,121  $1,107,155

               Net income:
                    As previously reported        $   11,634  $   44,530
                    Acquired companies                   237         696

                    As restated                   $   11,871  $   45,226


          8. In January 1995, the Company established a grantor trust to pre-fund future obligations under Hillhaven's employee benefit plans. The grantor trust is a vehicle for supporting existing, previously approved employee plans which use Hillhaven common stock, including the Performance Investment Plan, the 1990 Stock Incentive Plan and the Employee Stock Purchase Plan, and does not change those plans or the amount of stock to be issued for those plans.

               Hillhaven transferred 4,200,000 newly issued shares of its common stock to the grantor trust. The establishment of the grantor trust will not affect earnings per share.

          9. On February 27, 1995, Hillhaven signed a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships through (i) the merger of Nationwide, Phillippe Enterprises, Inc. and Meadowvale Skilled Care Center, Inc. with and into NCI Acquisition Corp. (a newly formed wholly-owned subsidiary of the Company) and (ii) the assignment of outstanding partnership interests in Camelot Care Centers, Shangri-La Partnership and Evergreen Woods, Ltd. to NCI Acquisition Corp. (the "Merger"). The consideration for the Merger will be 5,000,000 shares of the Company's common stock, $0.75 par value per share ("Company Stock"). The Company will issue up to 500,000 additional shares of Company Stock to ensure that the value of the shares of Company Stock paid will have a minimum value of $120 million. The transaction will be structured as a pooling of interests and as a tax-free reorganization under Section 368 of the Internal Revenue Code. The closing is currently anticipated to occur on June 30, 1995.

               The following summarized operating data gives effect to the acquisition had it occurred on June 1, 1993:

                                             Nine months ended
                                                February 28,
                                             1995         1994

             Net revenues                 $1,272,919   $ 1,187,496
             Net income                   $   41,662   $    49,060
             Primary earnings per
               share                      $     1.08   $      1.44
             Fully diluted earnings
               per share                  $     1.01   $      1.26

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

          Acquisitions

          On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. (CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies subsidiary (Medisave) through the exchange of 1,262,062 shares of the Company's common stock valued at approximately $29,000. The accompanying financial statements for the three and nine months ended February 28, 1995 are presented on the basis that the companies were combined for the entire period, and financial statements of the prior-year periods have been restated to give effect to the combination. See Note 7 of Notes to Consolidated Financial Statements.

          Results of Operations

          In the 1995 third quarter, Hillhaven realized earnings of $11,340 compared to $11,871 in the prior-year period. Net income for the nine months ended February 28, 1995 and 1994 amounted to $38,752 and $45,226, respectively. Earnings for the nine months ended February 28, 1994 include a $21,904 credit resulting from the conclusion of the Company's facility disposition program.

          Net revenues were $396,167, $1,177,640, $373,121 and $1,107,155 in the three and nine months ended February 28, 1995 and 1994, respectively. Operating income before property-related expenses (which are comprised of rent, depreciation and amortization and interest) and restructuring credits for the three and nine months ended February 28, 1995 was $57,028 (14.4% of net revenues) and $178,180 (15.1% of net revenues), respectively, compared to $57,204 (15.3% of net revenues) and $168,423 (15.2% of net revenues) in the same periods in the prior year.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          The following table summarizes selected operating statistics:

                                                      At February 28,
                                                     1995         1994
          Nursing Centers
           Number of nursing centers                   271          272
           Number of licensed beds                  34,074       34,143
           Centers managed for others                   15           16

          Pharmacy Outlets                              58           85

          Retirement Housing Communities                19           20


          The following table identifies the Company's sources of net revenues.

                                  Three months ended     Nine months ended
                                      February 28,          February 28,
                                     1995     1994       1995      1994
          Percentage of net
            revenues:
          Nursing Centers:
            Long term care           57.3%     58.8%      58.0%     60.9%
            Subacute medical and
             rehabilitation          26.1      21.4       24.4      20.2
            Other revenues            3.0       4.2        2.9       3.5
               Total nursing
                 centers             86.4      84.4       85.3      84.6
          Pharmacies                 11.2      13.3       12.4      13.2
          Retirement Housing          2.4       2.3        2.3       2.2

          Total                     100.0%    100.0%     100.0%    100.0%

          Net patient revenues
            per patient day:
            Long term care        $ 91.46   $ 85.35    $ 89.61   $ 84.38
            Subacute medical and
              rehabilitation      $278.02   $243.24    $270.72   $241.13
            Combined              $115.82   $103.24    $111.76   $100.65
          Average number of
           beds available          34,159    34,547     34,218    34,963
          Average occupancy          92.8%     93.2%      93.0%     93.5%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Nursing center net revenues, comprised primarily of patient revenues, increased 8.7% and 7.3% in the three and nine months ended February 28, 1995 to $342,128 and $1,005,056, respectively, from $314,866 and $937,104 in the same periods in the prior year. Revenues for the three and nine months ended February 28, 1994 include gains on the sale of 13 nursing centers in the amount of $5,102.

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

                                  Three Months Ended    Nine Months Ended
                                     February 28,         February 28,
                                    1995      1994       1995      1994
          Net Patient Revenues

          Medicaid                   45.9%     49.2%      47.0%     50.9%
          Private and other          26.1      26.8       26.6      26.6
          Medicare                   28.0      24.0       26.4      22.5

          Patient Census

          Medicaid                   65.0%     65.9%      65.5%     67.1%
          Private and other          23.1      23.6       23.3      23.2
          Medicare                   11.9      10.5       11.2       9.7


          In the past year, Hillhaven received rate increases from Medicare and Medicaid and increased its private pay rates.

          The Company is continuing its strategy of improving its quality mix of private pay and Medicare patients by expanding its subacute medical and rehabilitation programs and services. These higher revenue services include physical, occupational, speech and respiratory therapy and subacute care services, such as stroke therapy and wound care. The Company has increased the number of managed care contracts it maintains with insurance companies and other payors to provide subacute medical and rehabilitation care to their insureds, offering a less expensive alternative to acute care hospitals. The average daily number of managed care patients in Hillhaven's nursing centers, including long term care patients, was approximately 542 in the first nine months of 1995 compared to 417 in 1994.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net revenues from pharmacy operations decreased to $44,435 in the three months ended February 28, 1995 from $49,747 in the prior-year period and increased to $145,833 in the nine months ended February 28, 1995 from $145,719 in 1994. Pharmacy operations produced operating income before property-related expenses of $5,207 in the current quarter (11.7% of net revenues), compared to $6,553 (13.2% of net revenues) in the prior-year quarter. For the nine months ended February 28, 1995, operating income before property-related expenses amounted to $27,199 (18.7% of net revenues) compared to $19,004 (13.0% of net revenues) in the same period in the prior year. Revenues and operating income for the nine months ended February 28, 1995 include an $8,077 gain on the sale of a closely-held institutional pharmacy and costs associated with the acquisition of AIS and CPS amounting to $1,038.

          On February 1, 1995, Hillhaven formed the MediLife Pharmacy Network Partnership (MediLife), a joint venture between Medisave and Life Care Centers of America (Life Care) and began providing pharmaceutical and consulting services to certain of Life Care's long term and subacute care facilities. Medisave contributed five of its existing institutional pharmacies to the joint venture and accounts for its 50% ownership interest by the equity method. Medisave will receive a management fee for managing MediLife. As a result of its contribution of five pharmacies to the joint venture, subsequent to February 1, 1995, the Company will report a decrease in pharmacy net revenues. However, this transaction is not expected to result in a material decrease in income for the Company for the year ended May 31, 1995.

          Institutional revenues accounted for approximately 94% and 92% of pharmacy net revenues in the three and nine months ended February 28, 1995, respectively, versus 79% in both the three-and nine-month periods in the prior year. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market and disposition of retail outlets.
          The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. Institutional revenues increased by 6.0% and 16.6% to $41,619 and $133,482 in the three and nine months ended February 28, 1995, respectively, from $39,245 and $114,459 in the prior-year periods. These increases are the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher-margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

          Net revenues from retirement housing operations increased to $9,604 and $26,751 in the three and nine months ended
          February 28, 1995 respectively, from $8,508 and $24,332 in the prior-year periods. These increases were due to increases in rates charged. Retirement housing average occupancy was 93.8%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          and 94.8% in the three and nine months ended February 28, 1995, respectively and 96.7% and 95.9% in the three and nine months ended February 28, 1994, respectively.

          Operating and administrative expenses of the Company's nursing centers increased by 10.0% and 8.6% in the three and nine months ended February 28, 1995 to $293,674 and $863,360, respectively, from $267,017 and $795,269 in the same periods in the prior year. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services. Labor and related benefits, which represented approximately 77% of nursing center operating and administrative expenses in both the current three- and nine-month periods, increased by 10.4% and 7.9% to $225,010 and $662,869 in the three and nine months ended February 28, 1995, respectively, from $203,726 and $614,592 in the prior-year periods. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases. Nursing wages and benefits, accounting for approximately 52% of total nursing center labor costs in both the three and nine months ended February 28, 1995, increased by 5.3% in the 1995 third quarter and by 2.8% in the nine months ended February 28, 1995 compared to the prior year periods.

          The increase in the non-labor components of operating and administrative expenses, including ancillary supplies, reflects the higher costs associated with caring for higher acuity patients.

          Interest expense decreased by $465 to $12,108 in the current quarter and by $5,013 to $36,664 in the current nine-month period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994 as well as the restructuring of the Company's bank financing in October 1994.

          Cash Flows and Financial Condition

          Cash provided by operations in the first nine months of 1995 amounted to $73,500, compared to $56,597 in the prior year. The increase is due primarily to higher operating income before property-related expenses and fluctuations in current assets and liabilities.

          Net cash used in investing activities amounted to $49,313 in the first nine months of 1995 compared to $3,386 in the prior-year period. During the nine months ending February 28, 1995, Hillhaven purchased six nursing centers previously leased from third parties for an aggregate purchase price of $17,355. These transactions were partially financed by borrowings of $2,720 with the balance settled in cash.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          In the prior year, the Company received cash proceeds from unscheduled notes receivable payoffs totalling $14,621. On December 31, 1993, Hillhaven completed the sale of thirteen nursing centers and received cash for the $15,594 aggregate sales price.

          Capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $36,699 in the current nine-month period compared to $30,495 in the prior year.

          Net cash used in financing activities decreased to $25,110 from $89,033 in the prior year. During the nine months ended February 28, 1994, Hillhaven reduced its debt level and expended $14,829 for financing costs in connection with the recapitalization program.

          The Company has an $85,000 revolving bank line of credit, of which $61,000 was available at February 28, 1995. The Company also has an accounts receivable-backed revolving bank line of credit which provides for borrowings of up to $40,000, of which $35,000 was available at February 28, 1995.

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

          Major Developments

          On February 27, 1995, the Company entered into a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and certain related entities for approximately $120,000 in Hillhaven common stock. Nationwide operates 28 nursing centers and retirement housing centers in Indiana, Ohio and Florida. The transaction is expected to close in June 1995 and will be accounted for as a pooling of interests. See Note 9 of Notes to Consolidated Financial Statements.

          On January 25, 1995, Horizon Healthcare Corporation ("Horizon") made a proposal to acquire Hillhaven in a stock merger valued by Horizon at $28.00 per share. On February 5, 1995, a Special Committee of Hillhaven's Board of Directors considered the proposal with its advisors and concluded that the proposal was inadequate. On March 7, 1995, Horizon made another offer to acquire Hillhaven in a stock merger valued by Horizon at $31.00 per share.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          In light of the March 7, 1995 Horizon proposal and expressions of interest received by Hillhaven from other parties desiring to explore an acquisition transaction, on March 20, 1995, the Special Committee instructed Merrill Lynch to explore strategic alternatives, including the possible sale of Hillhaven to a third party. The Hillhaven Special Committee has established a process to evaluate all alternatives available to Hillhaven. As part of this process, Hillhaven intends to engage in discussions with parties interested in acquiring Hillhaven. Following completion of this process, the Special Committee will evaluate all alternatives, including whether any proposal to acquire Hillhaven is in the best interest of Hillhaven, its stockholders and other constituents. The Special Committee may conclude that the best available alternative for Hillhaven is to remain a publicly-owned company pursuing its existing strategy for enhancing value and serving its constituents.

          As a result of the Special Committee's decision to explore and evaluate all alternatives, the Special Committee has not taken a position with respect to Horizon's March 7, 1995 proposal at this time. Horizon announced that its proposal expired on March 21, 1995. It also announced a major acquisition on March 31, 1995. There can be no assurance that Horizon will continue to participate in the process; however, the Special Committee intends to invite Horizon to participate in the process.

                             Part II.  OTHER INFORMATION


          Item 1 Legal Proceedings

                 A number of litigations have resulted from Horizon's proposal to acquire the Company:

                 On February 6, 1995, the Company filed a complaint against Horizon in the United States District Court for the District of Nevada seeking injunctive and declaratory relief that a business combination between Horizon and the Company is prohibited by the Nevada statute regarding business combinations with interested stockholders (NRS Sections 78.411 through 78.444) by reason of Horizon's arrangements with Tenet Healthcare Inc. (formerly National Medical Enterprises, Inc.) On February 27, 1995, Horizon filed an answer and a counterclaim alleging that, among other things, the Company and all of its directors (other than Messrs. de Wetter and Andersons) have breached their fiduciary duties to the Company's stockholders in connection with their consideration of Horizon's acquisition proposal and certain actions recently taken by the Company, including the formation of a grantor trust, the amendment of the Company's rights plan and the filing of a shelf registration statement with the Securities and Exchange Commission. The counterclaim seeks injunctive and declaratory relief and compensatory and punitive damages in unspecified amounts. The Company has answered the counterclaim and believes Horizon's claims are without merit. By stipulation among the parties, all proceedings in this action have been stayed until May 8, 1995.

                 The Company and its directors are named as defendants in a number of putative class action complaints filed on behalf of the Company's stockholders in Nevada state court and California state court. These complaints raise virtually identical allegations that the Company and its directors have breached their fiduciary duties to the Company's stockholders in connection with the consideration of Horizon's acquisition proposal and certain recent corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and money damages in unspecified amounts. The Service Employees International Union (AFL-
                 CIO) and Joann Sforza, a Company employee and union member, are seeking to intervene as party plaintiffs in one of the putative class actions brought on behalf of the Company's stockholders, alleging that their interests as stockholders and employees of the Company are not adequately represented. The Company has opposed this intervention. In addition, National Medical Enterprises, Inc. filed a complaint against the Company and two of its directors, Bruce Busby and Christopher Marker, in state court in California seeking declaratory and injunctive relief and alleging, among other things, that they have breached their fiduciary duties to National Medical Enterprises and the Company's other stockholders in connection with their consideration of Horizon's acquisition proposal and certain of the other corporate actions cited in the Horizon and putative class action complaints. The Company believes these actions are without merit. By stipulation of the parties, all proceedings in these actions have been stayed until May 8, 1995.

          Item 2 Changes in Securities

                 On January 16, 1995, the Board of Directors authorized an amendment to Hillhaven's rights plan to effectively limit to 30% of the outstanding shares of common stock the amount of common stock NME can acquire without the Company's prior approval. This amendment puts NME in substantially the same position as all shareholders with respect to the Rights Plan. The Rights Plan is designed to protect Hillhaven and its shareholders from certain non-negotiated takeover attempts which could result in a change of control of Hillhaven on terms not in the best interest of the Company, its stockholders and other constituents.

                 On February 7, 1995, a Special Committee of the Board of Directors authorized further amendments to the Rights Plan in order to maintain Hillhaven's ability to redeem or amend the rights. In connection with its rejection of the January 25, 1995 merger proposal from Horizon, the Special Committee concluded that Horizon had become the beneficial owner of Hillhaven's common stock by virtue of Horizon's arrangements with NME. Because of Horizon's beneficial ownership, the rights would have become nonredeemable if the Special Committee had not amended the Rights Plan. The Rights Plan was also amended to defer the distribution of certificates representing the rights, which would have been required as a result of Horizon's actions. In addition, the Rights Plan was amended to permit NME and parties other than Horizon who do not own 20% or more of Hillhaven's common shares to elect directors who can ultimately vote to redeem the rights.

          Items 3 - 5 are not applicable.

          Item 6 Exhibits and Reports on Form 8-K

                 (A)   Exhibits:

                       (10)  Form of Amendment to Severance Agreement

                       (11) Statement Re: Computation of per share earnings for the three months and nine months ended February 28, 1995 and 1994.

                       (27) Financial Data Schedule (included only in the EDGAR filing)

                 (B)   Reports filed on Form 8-K

                       1. A Form 8-K, dated January 27, 1995, was filed
                          during the quarter to disclose the creation of a grantor trust to pre-fund future obligations under existing Hillhaven employee benefit plans, as follows:

                          The Hillhaven Corporation (the "Company") established The Hillhaven Corporation Grantor Stock Trust as of January 16, 1995, and, as of that same date, entered into an agreement (the "Stock Purchase Agreement") with Wachovia Bank of North Carolina, N.A. (the "Trustee") to sell to the Trustee on behalf of the Trust Fund an aggregate of 4.2 million shares of the Company's Common Stock, par value $0.75 per share (the "Shares"), at a purchase price per share equal to $21.01875 (the "Purchase Price"). The Purchase Price is equal to the average of the high and low prices of the Company's Common Stock on the New York Stock Exchange for the ten trading days immediately preceding the date of the Stock Purchase Agreement. The Stock Purchase Agreement provides that $.075 per share of the Purchase Price will be paid in cash (with funds contributed to the Trustee by the Company), and the remainder will be evidenced by a Promissory Note. The purchase of 3,180,000 of the Shares was consummated on January 27, 1995. Under the terms of the Stock Purchase Agreement, the purchase of the remaining 1,020,000 Shares will be consummated as promptly as possible following the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

                          No financial statements were filed with the Form
                          8-K.

                       2. A Form 8-K, dated February 27, 1995, was filed
                          during the quarter to disclose an agreement to acquire Nationwide Care, Inc. and its affiliated corporations and partnerships as follows:

                          On February 27, 1995, The Hillhaven Corporation (the "Company") signed a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships through (i) the merger of Nationwide, Phillippe Enterprises, Inc. and Meadowvale Skilled Care Center, Inc. with and into NCI Acquisition Corp. (a newly formed wholly-owned subsidiary of the Company) and (ii) the assignment of all of the outstanding partnership interests in Camelot Care Centers, Shangri-La Partnership and Evergreen Woods, Ltd. to NCI Acquisition Corp. (the "Merger"). The consideration for the Merger will be 5.0 million shares of the Company's common stock, $0.75 par value per share ("Company Stock"). The Company will issue up to 500,000 additional shares of Company Stock to protect a minimum purchase price of $120 million. The transaction will be structured as a pooling of interests and as a tax-free reorganization under Section 368 of the Internal Revenue Code. The closing is scheduled for June 30, 1995.

                          No financial statements were filed with the Form
                          8-K.

                                      SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE HILLHAVEN CORPORATION
                                             (Registrant)



          Date:  April 3, 1995           /s/ Michael B. Weitz
                                        Michael B. Weitz
                                        Vice President and
                                          Principal Accounting Officer



          * Michael B. Weitz is signing in the dual capacities as i) principal accounting officer, and ii) a duly authorized officer of the Company.