Form 10-K/A
period 1994-05-31
HILLHAVEN CORP
filed 1995-08-11
CIK 276477

SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-K\A
                                   AMENDMENT NO. 1

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

                          ANNUAL REPORT ON FORM 10-K/A 1994

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

     (Dollars in thousands, except share information)
                                                                                              Predecessor
                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Income Statement Data:
     Net operating revenues    $1,448,734   $1,362,830    $1,304,126  $1,241,973  $ 382,755  $ 734,542
     Expenses:
      General and
       administrative           1,235,652    1,166,607     1,132,285   1,083,260    331,833    639,762
      Interest                     52,531       57,451        52,450      40,254     12,630     43,016
      Depreciation and
       amortization                54,109       53,448        46,594      33,551     10,063     28,400
      Rent                         52,440       52,537        67,144      97,526     34,543     39,361
      Guarantee fees                6,684        9,644         8,336       7,016      2,000        ---
      Restructuring               (20,225)       5,769        92,529         ---        ---        ---
      Adjustment to carrying
       value of properties
       previously reported
       as discontinued
       operations                     ---          ---        20,736         ---        ---        ---

     Net expenses               1,381,191    1,345,456     1,420,074   1,261,607    391,069    750,539








                                                                                              Predecessor
                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Income (loss) from
      operations                   67,543       17,374      (115,948)    (19,634)    (8,314)   (15,997)
     Interest income               13,635       16,006        12,820      17,013      6,309      8,704
     Income (loss) before
      income taxes,
      reinstatement of
      discontinued operations,
      extraordinary charge
      and cumulative effect
      of accounting change         81,178       33,380      (103,128)     (2,621)    (2,005)    (7,293)
     Income tax (expense)
      benefit                     (22,653)       7,367          (407)        ---       (225)     3,132
     Reinstatement of
      discontinued
      operations                      ---          ---        24,743       4,379      2,647      5,785
     Extraordinary
      charge - early
      extinguishment
      of debt, net of
      income taxes                 (1,062)        (565)          ---         ---        ---        ---
     Cumulative effect of
      change in accounting
      for income taxes                ---       (1,103)          ---         ---        ---        ---

     Net income (loss)         $   57,463   $   39,079    $  (78,792) $    1,758  $     417  $   1,624
     Net income (loss)
      per common share
      - primary                     $2.02        $1.59        $(3.86)       $.09       $.02        ---
      - fully diluted               $1.71          ---           ---         ---        ---        ---
     Balance Sheet Data:
     Working capital           $   36,147   $   77,870    $   58,951  $   77,867  $  89,956  $  44,382
     Total assets               1,184,000    1,218,237     1,174,595     813,488    679,896    557,482
     Long-term debt               577,951      818,248       833,779     442,233    336,836    250,184
     Stockholders' equity         361,369      180,226       140,057     181,106    171,464    446,131

                                                                                              Predecessor
                                                                                   4 Months   8 Months
                                                                                    ended      ended
                                             Years ended May 31,                   May 31,    Jan. 31,
                                  1994        1993          1992        1991        1990        1990
     Other Information
      (unaudited):
     Nursing Centers
      (at end of period)
     Number of nursing centers        272          284           334         342        343        343
     Number of licensed beds       34,162       35,139        41,089      42,239     42,409     42,367
     Average occupancy rate
      for the year                   93.4%        93.4%         91.6%       90.6%      90.4%      90.8%
     Nursing centers managed
      for others                       16           17            17          19         19         18
     Pharmacy Outlets                  72           83           126         113        116        122
     Retirement Housing
      Communities                      19           21            27          27         24         24























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

           In 1993 and 1994, the Company terminated leases of 36 retail outlets in Wal-Mart stores. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. The termination of these leases is not expected to have a material effect on pharmacy income.

           Net operating revenues from retirement housing operations increased to $33,239 in 1994 from $26,765 in 1993 and $21,926 in
           1992. These increases were primarily due to improvements in occupancy, which averaged 96.1% in 1994 compared to 92.0% in 1993 and 85.5% in 1992.

           General and administrative expenses of the Company's nursing centers increased by 7.1% in 1994 to $1,062,442 and by 1.3% in 1993 to $992,149 from $979,633 in 1992. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services, as discussed previously, offset in part by the disposition of nursing centers. Labor and related benefits, which represented approximately 77% of nursing center general and administrative expenses in 1994, increased by 7.2% in 1994 to $820,065 and by 1.8% in 1993 to $765,276. These
           increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients as well as general wage rate increases. The Company employed approximately 3,400 therapists at May 31, 1994 compared to 2,400 and 1,700 at May 31, 1993 and 1992, respectively. Nursing wages and benefits, accounting for approximately 54.4% of total nursing center labor and benefit costs in 1994, increased by 2.0% in 1994 and decreased by 1.1% in 1993. Hilllhaven employed approximately 7,700 nurses at May 31, 1994, compared to 7,800 nurses at May 31, 1993, and 8,500 nurses at May 31, 1992. The decreases were due to the disposition of nursing centers. Increases in labor and benefit costs in 1994 and 1993 were mitigated by the reduced use of higher-cost contract nurses and favorable results of workers' compensation loss experience as actuarially computed.

           The increases in the non-labor components of general and administrative expenses, including ancillary supplies, reflect the higher costs associated with caring for higher acuity patients. Nursing center supplies increased by 17.9% in 1994 to $53,069 and by 1.8% in 1993 to $45,005.

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


           Cash Flows and Financial Condition

           Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in 1994 totalled $74,638 compared to $67,475 in 1993 and $55,067 in 1992. These increases are due primarily to higher pretax earnings. Working capital at May 31, 1994 amounted to $36,147 compared to $77,870 and $58,951 at May 31, 1993 and 1992, respectively. The decrease in working capital in 1994 is due primarily to a decrease in cash and an increase in the current portion of long-term debt resulting from the Recapitalization.

           At May 31, 1994, Hillhaven had available $117,000 under short- and long-term revolving lines of credit which allows the Company to maintain lower levels of cash.

           Net cash used in investing activities amounted to $8,889 in 1994 compared to $2,917 in 1993 and $55,182 in 1992. In connection with the Recapitalization, the Company expended $14,816 for financing costs. On December 31, 1993, Hillhaven completed the sale of 13 nursing centers and received cash for the $15,594 aggregate sales price.

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


                                        THE HILLHAVEN CORPORATION
                                               (Registrant)



               Date:  August 11, 1995       /s/ Michael B. Weitz
                                        Michael B. Weitz*
                                        Vice President and
                                          Principal Accounting
                                            Officer



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





     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Operations
     (In thousands)
                                                  Years ended May 31,
                                             1994        1993        1992
     Net operating revenues              $1,448,734  $ 1,362,830   $1,304,126

     Expenses:
       General and administrative         1,235,652    1,166,607    1,132,285
       Interest                              52,531       57,451       52,450
       Depreciation and amortization         54,109       53,448       46,594
       Rent                                  52,440       52,537       67,144
       Guarantee fees                         6,684        9,644        8,336
       Restructuring                        (20,225)       5,769       92,529
       Adjustment to carrying value
         of properties previously
         reported as discontinued
         operations                             ---          ---       20,736

         Net expenses                     1,381,191    1,345,456    1,420,074

     Income (loss) from operations           67,543       17,374     (115,948)
     Interest income                         13,635       16,006       12,820

     Income (loss) before income taxes,
       reinstatement of discontinued
       operations, extraordinary
       charge and cumulative effect
       of accounting change                  81,178       33,380     (103,128)
     Income tax (expense) benefit           (22,653)       7,367         (407)

     Income (loss) before reinstatement
       of discontinued operations,
       extraordinary charge and
       cumulative effect of
       accounting change                     58,525       40,747     (103,535)
     Reinstatement of discontinued
       operations                               ---          ---       24,743

     Income (loss) before extraordinary
       charge and cumulative effect of
       accounting change                     58,525      40,747       (78,792)
     Extraordinary charge - early
       extinguishment of debt, net
       of income taxes                       (1,062)       (565)          ---
     Cumulative effect of change in
       accounting for income taxes              ---      (1,103)          ---

     Net income (loss)                   $   57,463  $   39,079    $  (78,792)

     Income available to common
       stockholders (net income less
       preferred stock dividends)        $   49,808  $   36,191    $  (80,236)

     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Operations
                                                  Years ended May 31,
                                             1994        1993        1992
     Primary income (loss) per
       common share:
       Income (loss) before
         extraordinary charge
         and cumulative effect of
         accounting change                    $2.06       $1.66        $(3.86)
       Extraordinary charge                    (.04)       (.02)          ---
       Cumulative effect of change
         in accounting for income
         taxes                                  ---        (.05)          ---

     Net income (loss) per share              $2.02       $1.59        $(3.86)

     Fully diluted income per
       common share:
       Income (loss) before
         extraordinary charge                 $1.74         ---           ---
       Extraordinary charge                    (.03)        ---           ---
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
       Fully diluted                     33,064,288         N/A           N/A
























     See accompanying Notes to Consolidated Financial Statements.



     Consolidated Statements Of Cash Flows
     (In thousands)
                                                     Years ended May 31,
                                               1994          1993        1992
     Cash flows from operating
        activities:
        Net income (loss)                   $  57,463    $  39,079    $ (78,792)
        Adjustments to reconcile net
           income (loss) to net cash
           provided by operations:
           Restructuring charges (credits)    (21,904)         ---       90,000
           Adjustment to carrying value
              of properties previously
              reported as discontinued
               operations                         ---          ---       20,736
           Reinstatement of discontinued
              operations                          ---          ---      (21,127)
           Cumulative effect of change in
              accounting for income taxes         ---        1,103          ---
           Depreciation and amortization       54,109       53,448       46,594
           Provision for losses on
              accounts and notes
              receivable                        8,094        4,029        5,962
           Gain on sales of property
              and equipment                    (9,224)        (841)      (1,762)
           Deferred income taxes                7,967      (13,734)      (5,792)
           Amortization of unearned stock
              compensation                      3,627        3,442        3,928
           Changes in net assets of
              discontinued operations             ---          ---       (2,544)
           Other charges and credits, net      (8,472)      (8,616)        (227)
           Changes in operating
              assets and liabilities, net
              of acquisitions and
              dispositions:
              Accounts and notes
                 receivable                   (21,440)      (6,659)      (7,642)
              Inventories                         174         (628)      (1,271)
              Prepaid expenses and
                 other current assets            (824)      (2,984)         701
              Accounts payable                  2,494       (3,410)         914
              Other accrued liabilities         2,574        3,246        5,389

     Net cash provided by operating
        activities                             74,638       67,475       55,067




     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Cash Flows
     (In thousands)
                                                     Years ended May 31,
                                               1994          1993        1992
     Cash flows from investing
        activities:
        Purchases of property and
           equipment                          (43,568)     (30,526)     (30,597)
        Purchase of previously leased
           nursing centers                     (1,667)     (14,444)     (30,596)
        Proceeds from sales of property
           and equipment                       15,877       22,330        7,686
        Proceeds from collection of
           notes receivable                    21,983       22,480        5,725
        Investments in joint ventures
           and partnerships                    (1,347)      (1,757)      (2,333)
        Distributions from joint
           ventures and partnerships            2,283        3,833          150
        Increase in other assets               (2,450)      (4,833)      (5,217)

     Net cash used in investing
        activities                             (8,889)      (2,917)     (55,182)

     Cash flows from financing
        activities:
        Net increase (decrease) in
           borrowings under
           revolving lines of
           credit                               8,000      (13,000)     (21,952)
        Proceeds from sale of
           preferred stock                     63,399          ---       35,000
        Preferred stock dividends              (2,888)      (2,888)        (722)
        Proceeds from long-term
           debt                               363,525       95,140      158,000
        Payments of principal on
           long-term debt                    (506,590)    (114,266)    (183,572)
        Proceeds from exercise of
           stock options                          587          246          301
        Increase in intangible assets         (15,127)      (4,084)      (1,884)
        Other, net                               (270)       1,521       (1,481)
     Net cash used in financing
        activities                            (89,364)     (37,331)     (16,310)
     Increase (decrease) in cash              (23,615)      27,227      (16,425)
     Cash and cash equivalents at
        beginning of period                    73,159       45,932       62,357
     Cash and cash equivalents
        at end of period                    $  49,544    $  73,159    $  45,932






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








     See accompanying Notes to Consolidated Financial Statements.


     Consolidated Statements Of Changes In Stockholders' Equity
     (In thousands, except share information)

                                  Years Ended May 31, 1994, 1993 and 1992
                                                         Retained
                                            Additional   Earnings    Unearned
                           Preferred Common  Paid-In   (Accumulated    Stock
                             Stock   Stock   Capital     Deficit)   Compensation
     Net income              ---       ---        ---      57,463         ---
     Issuance of
       preferred stock        18       ---    119,982         ---         ---
     Preferred stock
       tendered to
       exercise stock
       purchase warrants     (10)      ---    (63,290)        ---         ---
     Stock purchase
       warrants exercised    ---     4,500     58,800         ---         ---
     Conversion of
       debentures            ---        86      1,809         ---         ---
     Restricted share
       awards, net of
       forfeitures           ---       (12)      (188)        ---         200
     Performance shares      ---       ---        906         ---        (906)
     Stock options
       exercised             ---        73        514         ---         ---
     Preferred stock
       dividends ($82.50
       per share)            ---       ---     (1,444)     (1,444)        ---
     Fractional shares
       repurchased           ---        (1)       (17)        ---         ---
     Amortization of
       unearned stock
       compensation          ---       ---        ---         ---       3,627
     Tax benefit
       associated with
       exercise of
       stock options         ---       ---        477         ---         ---
     Preferred
       stock dividends-
       in-kind                 1       ---      4,766      (4,767)        ---

     Balance,
       May 31, 1994          $14  $ 20,380  $ 330,472    $ 13,714    $ (3,211)









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

          Net operating revenues consist primarily of patient care revenues which are reported at the net amounts realizable from residents, third-party payors and others for services provided. A provision for estimated uncollectible patient accounts and notes receivable is included in general and administrative expenses and was $8,094, $4,029 and $5,962 for the years ended May 31, 1994, 1993 and 1992, respectively.

          Approximately 73%, 73% and 72% of net patient care revenues for the years ended May 31, 1994, 1993 and 1992, respectively, are from participation of the nursing centers in Medicare and Medicaid programs. Revenues under these programs are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted as final settlements are determined. Accounts receivable from Medicare and Medicaid amounted to $16,189 and $64,022, respectively, at May 31, 1994, and $15,520 and $63,006, respectively, at May 31,
          1993.

          Net operating revenues also include revenues from pharmacy operations of $176,178, $179,299 and $156,107 for the years ended May 31, 1994, 1993 and 1992, respectively.

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

          As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers, as well as three retirement housing facilities which, prior to March 1, 1992, had been recorded as discontinued operations. During the three months ended November 30, 1993, the Company reviewed its asset disposition program. Because of improvements in reimbursement rates and results of operations, the Company decided not to pursue the sales of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets (Note 13). Assets related to the Company's restructuring program were as follows:

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

          n analysis of Hillhaven's effective income tax rate is as follows:

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

          Hillhaven is subject to various claims and lawsuits in the ordinary course of business which are covered by insurance or adequately provided for in Hillhaven's financial statements. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on Hillhaven's results of operations or liquidity.

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



          13.  Reinstatement of Discontinued Operations

          During 1987, the Company's predecessor adopted a plan to discontinue and dispose of its retirement housing, development, construction and hospital management businesses. During 1989, disposition of all significant businesses, except retirement housing, was completed.

          Since the Spin-off, management concentrated its efforts on improving occupancy levels in these facilities to increase their market values. Because of significant improvements in occupancy, results of operations and cash flows, Hillhaven announced on May 27, 1992 its decision to retain the retirement housing business as a component of continuing operations.

          Substantially all of the accrued losses remaining at the date of reinstatement, amounting to $21,127, were related to estimated future losses on sale.

          At the date of reinstatement the Company reclassified four of the retirement housing facilities and several parcels of undeveloped land to net assets held for disposition (Note 2). These assets were recorded net of loss reserves totalling $20,736 which consisted of the following estimates: loss on sale, $16,450, and operating losses during the disposition period, $4,286. At
          May 31, 1992, net assets of the four retirement housing facilities and parcels of land to be disposed of totalled $13,548, comprised of assets amounting to $33,516 net of loss reserves of $19,968.

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

                                                                 SCHEDULE VIII

                                           THE HILLHAVEN CORPORATION
                                       VALUATION AND QUALIFYING ACCOUNTS
                                                (In thousands)
                                                          Additions
                                           Balance at     charged to                   Balance at
                                           beginning      costs &                      end of
     Description                           of period      expenses    Deductions       period
     Year ended May 31, 1992:
     Valuation accounts deducted
      from assets:
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


