Form 10-Q/A
period 1994-08-31
HILLHAVEN CORP
filed 1995-08-11
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-Q/A
                                   AMENDMENT NO. 1

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

          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three Months Ended August 31, 1994 and 1993
                                     (Unaudited)
                           (In thousands, except per share)
                                                       1994         1993
          Net operating revenues                    $ 375,833    $ 354,814

          Expenses:
            General and administrative                322,837     303,142
            Interest                                   11,988      14,245
            Depreciation and amortization              13,876      13,565
            Rent                                       12,667      12,852
            Guarantee fees                              1,375       2,451
            Restructuring                                 ---       1,679

             Total expenses                           362,743     347,934

          Operating income                             13,090       6,880
          Interest income                               3,333       3,890

          Income before income taxes and
            extraordinary charge                       16,423      10,770
          Income tax expense                            5,421       2,746
          Income before extraordinary charge           11,002       8,024
          Extraordinary charge - early
            extinguishment of debt, net of
            income taxes of $55                          (122)        ---

          Net income                                $  10,880    $  8,024

          Income available to common stockholders
            (net income less preferred stock
            dividends)                              $   9,237    $  7,302

          Primary income per common share:
            Income before extraordinary charge          $ .34       $ .31
            Extraordinary charge                          ---         ---

            Net income                                  $ .34       $ .31
          Fully diluted income per common share:
            Income before extraordinary charge          $ .31
            Extraordinary charge                          ---

            Net income                                  $ .31         N/A

          Weighted average common shares and
            equivalents outstanding
            Primary                                    27,373      23,338
            Fully diluted                              35,432         N/A

          See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Three Months Ended August 31, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)
                                                          1994          1993
     Net cash provided by operating activities
       (including changes in all operating assets
       and liabilities)                                 $ 23,786     $ 21,047

     Cash flows from investing activities:
       Purchases of property and equipment               (11,291)      (8,170)
       Purchase of previously leased
        nursing centers                                   (3,923)        (760)
       Proceeds from sales of property
        and equipment                                      3,115          331
       Proceeds from collection of notes
        receivable                                         2,271       15,364
       Investments in joint ventures
        and partnerships                                    (518)         ---
       Distributions from joint ventures and
        partnerships                                         ---           96
       Increase in other assets                             (392)        (447)
               Net cash provided by (used in)
                 investing activities                    (10,738)       6,414

     Cash flows from financing activities:
       Net increase in borrowings
        under revolving lines of credit                   10,000          ---
       Proceeds from long-term debt                        4,313        2,177
       Payments of principal on long-term debt           (10,484)      (1,716)
       Increase in intangible assets                        (320)      (1,737)
       Other items                                        (9,387)     (16,114)
               Net cash used in financing
                 activities                               (5,878)     (17,390)
     Net increase in cash                                  7,170       10,071
     Cash and cash equivalents at beginning
       of period                                          49,544       73,159

     Cash and cash equivalents at end of period         $ 56,714     $ 83,230

     Supplemental disclosures:
     Cash paid for:
       Interest                                         $  5,996     $ 13,854
       Income taxes                                        1,666          362
       Long-term debt incurred in connection
        with purchase of previously leased
        properties                                           ---        9,900
       Financing for equipment purchases                   2,535          ---

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

          2. The provision for doubtful accounts and notes receivable is included in general and administrative expenses. Provisions totalled $1,515 and $1,266 for the three months ended August 31, 1994 and 1993, respectively.

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

          General and administrative expenses of the Company's nursing centers increased by 8.1% in the 1995 first quarter to $281,575 from $260,455 in 1994. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services, as discussed previously. Labor and related benefits, which represented approximately 77% of nursing center general

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (Dollars in thousands)


          and administrative expenses in 1995, increased by 7.1% in 1995 to $217,274 from $202,872 in 1994. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases. Hillhaven employed approximately 3,600 therapists at August 31, 1994 compared to approximately 2,700 at August 31, 1993. Nursing wages and benefits, accounting for approximately 53% of total nursing center labor and benefit costs in the current period, increased by 2.3% to $114,886 in the three months ended August 31, 1994 from $112,341 in the prior year.

          The increases in the non-labor components of general and administrative expenses, including ancillary supplies, reflect the higher costs associated with caring for higher acuity patients. Nursing center supplies increased by 14.9% to $14,425 in the current quarter from $12,557 in the previous year.

          Combined interest and guarantee fee expense decreased by 20% in the 1995 first quarter to $13,363 from $16,696 in the prior year period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994.

          Liquidity and Capital Resources

          Hillhaven believes that it will generate sufficient cash to fund operations and meet its debt and lease obligations for the current fiscal year. Cash provided by operations in the quarter ended August 31, 1994 amounted to $23,786 compared to $21,047 in the prior year. The increase is due primarily to higher pretax earnings.

          Net cash used in investing activities amounted to $10,738 in the 1995 first quarter compared to $6,414 provided by investing activities in the prior year period. Cash provided in the three months ended August 31, 1993 included unscheduled payoffs of notes receivable totalling $14,311.

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