Form 10-Q/A
period 1994-11-30
HILLHAVEN CORP
filed 1995-08-11
CIK 276477

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     Form 10-Q\A
                                   AMENDMENT NO. 1

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

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

             Three Months and Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                           (In thousands, except per share)

                                       Three Months             Six Months
                                    1994       1993         1994        1993

     Net operating revenues      $ 392,982   $367,189     $ 775,047   $726,899

     Expenses:
       General and
          administrative           332,106    315,270      660,321     622,815
       Depreciation and
          amortization              14,261     13,555       28,194      27,181
       Rent                         13,337     13,847       27,203      27,728
       Interest                     12,189     13,242       24,556      29,104
       Restructuring                   ---    (21,904)         ---     (20,225)

          Total expenses           371,893    334,010      740,274     686,603

     Operating income               21,089     33,179       34,773      40,296
     Interest income                 3,093      3,245        6,426       7,135
     Income before income taxes
       and extraordinary charge     24,182     36,424       41,199      47,431
     Income tax expense              7,990     10,309       13,613      13,136
     Income before extraordinary
       charge                       16,192     26,115       27,586      34,295
     Extraordinary charge -
       early extinguishment
       of debt, net of income
       taxes                           (52)      (940)        (174)       (940)

     Net income                  $  16,140   $ 25,175     $ 27,412    $ 33,355

     Income available to common
       stockholders (net income
       less preferred stock
       dividends                 $  14,404   $  22,503    $ 24,033    $ 29,961






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
















     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Six Months Ended November 30, 1994 and 1993
                                     (Unaudited)
                                    (In thousands)

                                                           1994        1993
     Net cash provided by operating activities
       (including changes in all operating
       assets and liabilities)                           $  52,792  $ 35,976

     Cash flows from investing activities:
       Purchases of property and equipment                 (24,535)  (18,569)
       Purchase of previously leased
        nursing centers                                     (3,923)   (1,575)
       Proceeds from sales of property
        and equipment                                        4,238       490
       Proceeds from collection of notes
        receivable                                           2,705    15,908
       Investments in joint ventures
        and partnerships                                    (2,673)     (863)
       Distributions from joint ventures and
        partnerships                                           784     1,332
       Increase in other noncurrent assets                  (5,846)  (12,647)

          Net cash used in
            investing activities                           (29,250)  (15,924)

     Cash flows from financing activities:
       Net increase in borrowings under
        revolving lines of credit                           10,000    16,000
       Proceeds from long-term debt                          6,221   356,035
       Payments of principal on long-term debt             (31,472) (462,446)
       Proceeds from sale of preferred stock                   ---    63,399
       Increase in intangible assets                        (1,604)  (14,683)
       Other, items                                        (13,074)   (3,807)

          Net cash used in financing
            activities                                     (29,929)  (45,502)

     Net decrease in cash                                   (6,387)  (25,450)
     Cash and cash equivalents at beginning
       of period                                            49,888    73,253

     Cash and cash equivalents at end of period          $  43,501  $ 47,803




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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net operating revenues from pharmacy operations increased to $52,336 and $101,179 in the three and six months ended
          November 30, 1994, respectively, from $48,743 and $95,819 in the prior-year periods. Revenues for the three and six months ended November 30, 1994 include an $8,077 gain on the sale of a closely-held institutional pharmacy and costs associated with the acquisition of AIS and CPS amounting to $1,038.

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

          General and administrative expenses of the Company's nursing centers increased by 7.6% and 7.8% in the three and six months ended November 30, 1994 to $288,111 and $569,686, respectively, from $267,797 and $528,252 in the same periods in the prior year. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services, as previously discussed. Labor and related benefits, which represented approximately 77% of nursing centers general and administrative expenses in both the current three-and six-month periods, increased by 6.1% and 6.6% to $220,585 and $437,859 in the three and six months ended November 30, 1994, respectively from $207,994 and $410,866 in the prior-year periods. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases. Hillhaven employed approximately 4,000 therapists at November 30, 1994 compared to 2,900 at November 30, 1993. Nursing wages and benefits, accounting for approximately 52% of total nursing center labor costs in both the three and six months ended November 30, 1994, increased by 2.2% in the 1995 second quarter and by 2.4% in the six months ended November 30, 1994 as compared to the prior-year periods.

          The increase in the non-labor components of general and administrative expenses, including ancillary supplies, reflects the higher costs associated with caring for higher acuity patients. Nursing center supplies increased by 13.6% and 14.2% to $15,152 and $29,577 in the three and six months ended November 30, 1994, respectively, compared to $13,336 and $25,893 in the prior-year periods.

          Interest expense decreased by $1,053 to $12,189 in the current quarter and by $4,548 to $24,556 in the current six-month period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994 as well as the restructuring of the Company's bank financing in October 1994.


          Cash Flows and Financial Condition

          Cash provided by operations in the first six months of 1995 amounted to $52,792, compared to $35,976 in the prior year. The increase is due primarily to higher operating income before property-related expenses and fluctuations in current assets and liabilities.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net cash used in investing activities amounted to $29,250 in the first six months of 1995 compared to $15,924 in the prior-year period. In the prior year, the Company received cash proceeds from unscheduled notes receivable payoffs totalling $14,621.

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