Form 10-Q/A
period 1995-02-28
HILLHAVEN CORP
filed 1995-08-11
CIK 276477

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

     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME

            Three Months and Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                       (In thousands, except per share amounts)


                                  Three Months              Nine Months
                                1995      1994         1995         1994
                                        (restated)                (restated)

     Net operating revenues  $392,973    $369,865    $1,168,020   $1,096,764

     Expenses:
       General and
          administrative      339,139     315,917       999,460      938,732
       Depreciation and
          amortization         14,452      13,557        42,646       40,738
       Rent                    13,445      14,101        40,648       41,829
       Interest                12,108      12,573        36,664       41,677
       Restructuring              ---         ---           ---      (20,225)

          Total expenses      379,144     356,148     1,119,418    1,042,751

     Income from operations    13,829      13,717        48,602       54,013
     Interest income            3,194       3,256         9,620       10,391

     Income before income
       taxes and
       extraordinary
       charge                  17,023      16,973        58,222       64,404
     Income tax expense         5,635       5,029        19,248       18,165
     Income before
       extraordinary charge    11,388      11,944        38,974       46,239
     Extraordinary charge -
       early extinguishment
       of debt, net of
       income taxes               (48)        (73)         (222)      (1,013)

     Net income              $ 11,340    $ 11,871    $   38,752   $   45,226

     Income available to
       common stockholders
       (net income less
       preferred stock
       dividends)            $  9,604    $  9,226    $   33,636   $   39,214


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













     See accompanying Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              THE HILLHAVEN CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Nine Months Ended February 28, 1995 and 1994
                                     (Unaudited)
                                    (In thousands)

                                                           1995       1994
                                                                   (restated)
     Net cash provided by operating activities
       (including changes in all operating
       assets and liabilities)                           $ 73,897   $ 57,788

     Cash flows from investing activities:
       Purchases of property and equipment                (36,699)   (30,495)
       Purchase of previously leased
        nursing centers                                   (13,032)    (1,668)
       Proceeds from sales of property
        and equipment                                       4,009     14,842
       Proceeds from collection of notes
        receivable                                          3,186     16,640
       Investments in joint ventures
        and partnerships                                   (3,046)    (1,510)
       Distributions from joint ventures
        and partnerships                                      773      1,089
       Increase in other noncurrent assets                 (4,901)    (3,475)

          Net cash used in
            investing activities                          (49,710)    (4,577)

     Cash flows from financing activities:
       Net increase in borrowings under
        revolving lines of credit                          21,000      8,000
       Proceeds from long-term debt                        17,521    358,805
       Payments of principal on long-term debt            (52,277)  (495,091)
       Proceeds from sale of preferred stock                  ---     63,399
       Increase in intangible assets                       (2,193)   (14,731)
       Other, net                                          (9,161)    (9,415)

          Net cash used in financing
            activities                                    (25,110)   (89,033)

     Net decrease in cash                                    (923)   (35,822)
     Cash and cash equivalents at beginning
       of period                                           49,888     73,253

     Cash and cash equivalents at end of period          $ 48,965   $ 37,431




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

          4. On September 30, 1994, the Company sold its 30% ownership interest in a closely-held institutional pharmacy and recognized a pretax gain of $8,077.

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


               Following is a reconciliation of the amounts of net operating revenues and net income previously reported for the three and nine months ended February 28, 1994:

                                                    Three        Nine
                                                    Months       Months
               Net operating revenues:
                    As previously reported        $  363,973  $1,080,214
                    Acquired companies                 5,892      16,550

                    As restated                   $  369,865  $ 1,096,764

               Net income:
                    As previously reported        $   11,634  $   44,530
                    Acquired companies                   237         696

                    As restated                   $   11,871  $   45,226


          7. In January 1995, the Company established a grantor trust to pre-fund future obligations under Hillhaven's employee benefit plans. The grantor trust is a vehicle for supporting existing, previously approved employee plans which use Hillhaven common stock, including the Performance Investment Plan, the 1990 Stock Incentive Plan and the Employee Stock Purchase Plan, and does not change those plans or the amount of stock to be issued for those plans.

               Hillhaven transferred 4,200,000 newly issued shares of its common stock to the grantor trust. The establishment of the grantor trust will not affect earnings per share.

          8. On February 27, 1995, Hillhaven signed a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships through (i) the merger of Nationwide, Phillippe Enterprises, Inc. and Meadowvale Skilled Care Center, Inc. with and into NCI Acquisition Corp. (a newly formed wholly-owned subsidiary of the Company) and (ii) the assignment of outstanding partnership interests in Camelot Care Centers, Shangri-La Partnership and Evergreen Woods, Ltd. to NCI Acquisition Corp. (the "Merger"). The consideration for the Merger will be 5,000,000 shares of the Company's common stock, $0.75 par value per share ("Company Stock"). The Company will issue up to 500,000 additional shares of Company Stock to ensure that the value of the shares of Company Stock paid will have a minimum value of $120 million. The transaction will be structured as a pooling of interests and as a tax-free reorganization under Section 368 of the Internal Revenue Code. The closing is currently anticipated to occur on June 30, 1995.

               The following summarized operating data gives effect to the acquisition had it occurred on June 1, 1993:

                                             Nine months ended
                                                February 28,
                                             1995         1994

             Net operating revenues       $1,263,089   $ 1,177,019
             Net income                   $   41,662   $    49,060
             Primary earnings per
               share                      $     1.08   $      1.44
             Fully diluted earnings
               per share                  $     1.01   $      1.26

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

          Acquisitions

          On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. (CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies subsidiary (Medisave) through the exchange of 1,262,062 shares of the Company's common stock valued at approximately $29,000. The accompanying financial statements for the three and nine months ended February 28, 1995 are presented on the basis that the companies were combined for the entire period, and financial statements of the prior-year periods have been restated to give effect to the combination. See Note 6 of Notes to Consolidated Financial Statements.

          Results of Operations

          In the 1995 third quarter, Hillhaven realized earnings of $11,340 compared to $11,871 in the prior-year period. Net income for the nine months ended February 28, 1995 and 1994 amounted to $38,752 and $45,226, respectively. Earnings for the nine months ended February 28, 1994 include a $21,904 credit resulting from the conclusion of the Company's facility disposition program. Net operating revenues were $392,973, $1,168,020, $369,865 and
          $1,096,764 in the three and nine months ended February 28, 1995 and 1994, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          The following table summarizes selected operating statistics:

                                                      At February 28,
                                                     1995         1994
          Nursing Centers
           Number of nursing centers                   271          272
           Number of licensed beds                  34,074       34,143
           Centers managed for others                   15           16

          Pharmacy Outlets                              58           85

          Retirement Housing Communities                19           20


          The following table identifies the Company's sources of net operating revenues.

                                  Three months ended     Nine months ended
                                      February 28,          February 28,
                                     1995     1994       1995      1994
          Percentage of net
            operating revenues:
          Nursing Centers:
            Long term care           57.7%     59.3%      58.5%     61.5%
            Subacute medical and
             rehabilitation          26.4      21.6       24.6      20.4
            Other revenues            2.2       3.4        2.2       2.6
               Total nursing
                 centers             86.3      84.3       85.3      84.5
          Pharmacies                 11.3      13.4       12.4      13.3
          Retirement Housing          2.4       2.3        2.3       2.2

          Total                     100.0%    100.0%     100.0%    100.0%

          Net patient revenues
            per patient day:
            Long term care        $ 91.46   $ 85.35    $ 89.61   $ 84.38
            Subacute medical and
              rehabilitation      $278.02   $243.24    $270.72   $241.13
            Combined              $115.82   $103.24    $111.76   $100.65
          Average number of
           beds available          34,159    34,547     34,218    34,963
          Average occupancy          92.8%     93.2%      93.0%     93.5%

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Nursing center net operating revenues, comprised primarily of patient revenues, increased 8.8% and 7.4% in the three and nine months ended February 28, 1995 to $339,127 and $996,024, respectively, from $311,793 and $927,330 in the same periods in the prior year. Net operating revenues for the three and nine months ended February 28, 1994 include gains on the sale of 13 nursing centers in the amount of $5,102.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          Net operating revenues from pharmacy operations decreased to $44,308 in the three months ended February 28, 1995 from $49,637 in the prior-year period and increased to $145,487 in the nine months ended February 28, 1995 from $145,456 in 1994. Net operating revenues for the nine months ended February 28, 1995 include an $8,077 gain on the sale of a closely-held institutional pharmacy and costs associated with the acquisition of AIS and CPS amounting to $1,038.

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

          Institutional revenues accounted for approximately 94% and 92% of pharmacy net operating revenues in the three and nine months ended February 28, 1995, respectively, versus 79% in both the three-and nine-month periods in the prior year. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing home market and disposition of
          retail outlets.   The leases of the remaining 14 Wal-Mart outlets
          were terminated in the 1995 first quarter. Institutional revenues increased by 6.0% and 16.6% to $41,492 and $133,136 in the three and nine months ended February 28, 1995, respectively, from $39,135 and $114,196 in the prior-year periods. These increases are the result of an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher-margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

          Net operating revenues from retirement housing operations increased to $9,538 and $26,509 in the three and nine months ended February 28, 1995 respectively, from $8,435 and $23,978 in the prior-year periods. These increases were due to increases in rates charged. Retirement housing average occupancy was 93.8% and 94.8% in the three and nine months ended February 28, 1995, respectively and 96.7% and 95.9% in the three and nine months ended February 28, 1994, respectively.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


          General and administrative expenses of the Company's nursing centers increased by 10.0% and 8.6% in the three and nine months ended February 28, 1995 to $293,674 and $863,360, respectively, from $267,017 and $795,269 in the same periods in the prior year. These increases were attributable primarily to the expansion of subacute and medical rehabilitation services. Labor and related benefits, which represented approximately 77% of nursing center general and administrative expenses in both the current three-and nine-month periods, increased by 10.4% and 7.9% to $225,010 and $662,869 in the three and nine months ended February 28, 1995, respectively, from $203,726 and $614,592 in the prior-year periods. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases. Hillhaven employed approximately 4,300 therapists at February 28, 1995 compared to approximately 3,100 at February 28, 1994. Nursing wages and benefits, accounting for approximately 52% of total nursing center labor costs in both the three and nine months ended February 28, 1995, increased by 5.3% in the 1995 third quarter and by 2.8% in the nine months ended February 28, 1995 compared to the prior year periods.

          The increase in the non-labor components of general and administrative expenses, including ancillary supplies, reflects the higher costs associated with caring for higher acuity patients. Nursing center supplies increased 18.4% and 15.6% to $14,907 and $44,484 in the three and nine months ended February 28, 1995, respectively, from $12,594 and $38,486 in the same periods in the prior year.

          Interest expense decreased by $465 to $12,108 in the current quarter and by $5,013 to $36,664 in the current nine-month period. This decrease is due to the refinancing of certain of the Company's indebtedness as part of the recapitalization program completed in 1994 as well as the restructuring of the Company's bank financing in October 1994.

          Cash Flows and Financial Condition

          Cash provided by operations in the first nine months of 1995 amounted to $73,897, compared to $57,788 in the prior year. The increase is due primarily to higher operating income before property-related expenses and fluctuations in current assets and liabilities.

          Net cash used in investing activities amounted to $49,710 in the first nine months of 1995 compared to $4,577 in the prior-year period. During the nine months ending February 28, 1995, Hillhaven purchased six nursing centers previously leased from third parties for an aggregate purchase price of $17,355. These transactions were partially financed by borrowings of $2,720 with the balance settled in cash.

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