Form 10-K
period 1995-05-31
HILLHAVEN CORP
filed 1995-08-28
CIK 276477

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       FOR THE FISCAL YEAR ENDED MAY 31, 1995

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-10426

                           THE HILLHAVEN CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 572-4901
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED

   Common Stock, Par Value $0.75 per share               New York Stock Exchange
       Preferred Stock Purchase Rights                   New York Stock Exchange
  7 3/4% Convertible Subordinated Debentures             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     As of August 17, 1995, there were 37,899,375 shares of Common Stock, par value $0.75 per share, outstanding. The aggregate market value of the shares of Common Stock held by non-affiliates of the registrant on August 17, 1995, was approximately $792,694,773. For purposes of the foregoing calculation only, Tenet Healthcare Corporation and all directors and executive officers of the registrant have been deemed affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        ANNUAL REPORT ON FORM 10-K 1995

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item 1.    Business.....................................................................    1
Item 2.    Properties...................................................................   13
Item 3.    Legal Proceedings............................................................   13
Item 4.    Submission of Matters to a Vote of Security Holders..........................   14

                                           PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........   15
Item 6.    Selected Financial Data......................................................   16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations...................................................................   17
Item 8.    Financial Statements and Supplementary Data..................................   21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...................................................................   21

                                           PART III
Item 10.   Directors and Executive Officers of the Registrant...........................   21
Item 11.   Executive Compensation.......................................................   24
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............   35
Item 13.   Certain Relationships and Related Transactions...............................   36

                                           PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   37

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The Hillhaven Corporation, a Nevada corporation ("Hillhaven," the "Registrant" or the "Company"), operates nursing centers, pharmacies and retirement housing communities. Hillhaven was incorporated in May 1989 by National Medical Enterprises, Inc., now known as Tenet Healthcare Corporation (together with its subsidiaries, "Tenet") in anticipation of a spin-off by Tenet of substantially all of its domestic long term care operations in a dividend distribution of Hillhaven common stock to Tenet shareholders that was effected in January 1990.

     Based upon the number of beds in service and net revenues, Hillhaven is the second largest long term care provider in the United States and believes that it is one of the leading providers of subacute medical and rehabilitation services. At May 31, 1995, the Company operated 287 nursing centers (of which 202 were owned, 70 were leased and 15 were managed for others) with 36,161 licensed beds. The nursing centers are located in 33 states and range in capacity from 42 to 692 beds. For the year ended May 31, 1995, average nursing center occupancy was 92.8%. Pharmacy operations are conducted through the Company's subsidiary, Medisave Pharmacies, Inc. ("Medisave"), which, as of May 31, 1995, consisted of 36 institutional pharmacies and 20 retail pharmacies located in 18 states. The Company also operates 19 retirement housing communities containing an aggregate of 2,679 apartment units located in 14 states.

     The Company provides a wide range of diversified health care services, including long term care and specialty care services. Specialty care services is comprised of Alzheimer's care, pharmacy services and subacute medical and rehabilitation services, such as physical, occupational and speech therapies, wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy. Subacute medical and rehabilitation services are offered at all of the Company's nursing centers and are the fastest growing component of the Company's nursing center operations, constituting approximately 29.6% of nursing center net operating revenues in fiscal 1995, 24.7% in fiscal 1994 and 19.4% in fiscal 1993. Hillhaven believes that it is also one of the largest providers of physical, occupational and speech therapies in the United States. In addition, the Company currently provides long term care to residents of the Company's nursing centers with Alzheimer's disease through 69 Alzheimer's care units with 2,158 beds. The Company does not presently maintain designated beds for specialty care services, other than for Alzheimer's care, where most patients benefit from segregated facilities. The Company's experience has been that subacute medical and rehabilitation services, particularly rehabilitation, can be effectively and successfully integrated into its standard nursing center operations at the majority of its centers, in most cases with little physical reconfiguration of or modification to the facilities.

     Nursing center net operating revenues, comprised primarily of net patient revenues, accounted for 85.6% and 84.2% of Hillhaven's total net operating revenues for fiscal 1995 and 1994, respectively. In fiscal 1995, the Company derived 46.5% of its net patient revenues from Medicaid, 26.3% from private pay and other sources and 27.2% from Medicare. In fiscal 1994, the comparable figures were 50.2%, 26.8% and 23.0%, respectively. Subacute medical and rehabilitation services accounted for 30.3% of the Company's net patient revenues in 1995 compared to 25.5% in 1994. Pharmacy operations accounted for 12.1% and 13.5% of Hillhaven's total net operating revenues for fiscal 1995 and 1994, respectively. In fiscal 1995, institutional pharmacy operations constituted approximately 92% of Medisave's total net revenues, compared to 79% in fiscal 1994. Retirement housing operations represented 2.3% of Hillhaven's total net revenues for both fiscal 1995 and 1994. Under segment reporting criteria, Hillhaven believes its only material business segment is "health care," which contributed substantially all of the Company's net revenues and substantially all of its operating profits for fiscal 1995.

THE PROPOSED VENCOR MERGER

     On April 23, 1995, the Company signed a definitive Agreement and Plan of Merger (the "Merger Agreement"), which was amended and restated as of July 31, 1995, under which Vencor, Inc. ("Vencor") will acquire the Company and its affiliated corporations and partnerships (the "Merger"). The Merger

Agreement provides for a business combination between Vencor and Hillhaven in which Hillhaven will be merged with and into Vencor and the holders of Hillhaven common stock will be issued Vencor common stock in a transaction intended to qualify as a pooling of interests for accounting purposes and as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), for federal income tax purposes. In the Merger, each outstanding share of Hillhaven common stock will be converted into a fraction of a share of Vencor common stock (the "Conversion Number") determined by dividing $32.25 by the average closing price on the New York Stock Exchange of Vencor common stock for the ten consecutive trading days ending with the second trading day immediately preceding the effective time of the Merger, except that the Conversion Number will not be less than 0.768 or greater than
0.977 except in certain limited circumstances, and each share of Hillhaven's Series C Preferred Stock, par value $.15 per share, and Hillhaven's Series D Preferred Stock, par value $.15 per share, will be converted into the right to receive $900 in cash, plus accrued and unpaid dividends up to the effective time of the Merger. As a result of the Merger, except in certain limited circumstances, holders of Hillhaven common stock immediately prior to the Merger will own between approximately 49% and 55% of the Vencor common stock on a primary basis after the Merger, depending upon the Conversion Number. Hillhaven's Board of Directors has recommended the Merger and a special meeting of shareholders of Hillhaven common stock is scheduled to take place on September 27, 1995, to vote on the Merger. If the shareholders vote in favor of the Merger, the Merger is expected to close before the end of 1995. If the Merger is successfully consummated, there are likely to be changes to the Company's existing operations, its management and its business strategy as described herein. See Section "Operations and Management After the Merger" on pages 44-49 of the Joint Proxy Statement/Prospectus filed as part of Vencor's Registration Statement on Form S-4 (Registration No. 33-59345). A copy of this
Section is attached hereto as Exhibit 99.01.

THE NATIONWIDE CARE, INC. ACQUISITION

     On June 30, 1995, the Company acquired Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships through (i) a share exchange between Nationwide, Phillippe Enterprises, Inc., Meadowvale Skilled Care Center, Inc. and the Company, and (ii) the assignment of all of the outstanding partnership interests in Camelot Care Centers to Nationwide and Evergreen Woods, Ltd. to the Company's wholly owned subsidiary, First Healthcare Corporation. The consideration for the share exchange was 5.0 million shares of the Company's common stock, $0.75 par value per share (the "Company's Common Stock"). The transaction was structured as a pooling of interests for accounting purposes and as a tax-free reorganization under Section 368(a) of the Code.

     Nationwide operates long term health care centers located in Indiana, Ohio and Florida. Nationwide's operations include 23 nursing centers with a total of 3,257 licensed beds, two retirement centers with a total of 240 units, two assisted living centers totaling 162 units and 40 additional assisted living units located in one of the retirement centers. Of Nationwide's 27 centers, 14 are owned, 11 are leased and two are managed for other parties. Twenty-one of Nationwide's centers are located in Indiana, three are located in Ohio and three are located in Florida.

CREATION OF THE GRANTOR TRUST

     The Company established The Hillhaven Corporation Grantor Stock Trust (the "Trust") as of January 16, 1995, and, as of that same date, entered into an agreement (the "Stock Purchase Agreement") with Wachovia Bank of North Carolina, N.A. (the "Trustee") to sell to the Trustee on behalf of the Trust an aggregate of 4.2 million shares of the Company's Common Stock (the "Shares"), at a purchase price equal to the then current market price of the Shares. The Shares are to be used to fund various of the Company's employee benefit plans, including, but not limited to, certain stock-based plans.

INDUSTRY TRENDS

     The Company believes that several industry trends will contribute to growth opportunities. These trends include an aging population, the increasing shift of patients from acute care and rehabilitation hospitals to nursing centers due to the nationwide emphasis on health care cost containment, the growth in demand for long term care services and centers currently exceeding the growth in supply and the increasing complexity of and more burdensome operating standards for the delivery of pharmaceutical products and services to nursing centers and other institutions.

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

     Health Care Cost Containment. In an effort to combat increasing health care costs, governmental entities and insurance companies are considering ways to contain costs, including adjusting Medicaid eligibility requirements and encouraging patients to obtain treatment from lower cost providers. The Company believes that, as a low cost provider of subacute medical and rehabilitation services, it is well-positioned to benefit from these reforms.

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

     Expansion of Specialty Care Services. Hillhaven intends to continue to expand its specialty care programs and services. These services generally produce higher revenues than do routine nursing care services and serve to differentiate the Company's facilities from others in a given market. The Company is focusing on the expansion of its subacute medical and rehabilitation services, which include physical, occupational and speech therapies, wound care, oncology treatment, brain injury care, stroke therapy and orthopedic therapy. The expansion of these services is designed to increase private pay and Medicare revenues which are higher than reimbursement rates for traditional long term care services.

     Increasing Private Pay and Medicare Census. Hillhaven is also working to increase private pay and Medicare census by further developing and maintaining relationships with traditional referral sources and by entering into contracts with private insurance companies to provide subacute medical and rehabilitation services to their insureds. Increasing the number of managed care patients in the Company's nursing centers is an increasingly important component of the Company's marketing strategy. Hillhaven's subacute medical and rehabilitation services offer a less expensive alternative to hospital care for patients who need specialized nursing care but do not require many of the other services provided in an acute care hospital. As of May 31, 1995, the Company was operating under 141 such managed health care contracts.

     Maintaining High Occupancy Levels. The Company strives to maintain high occupancy levels in existing facilities through (i) an enhanced emphasis on local marketing efforts in which nursing center employees are charged with actively marketing their services within the community, (ii) broadening the scope and character of services provided in each nursing center and (iii) favorable demographic trends. The Company believes that maintaining high occupancy levels enables it to realize greater economies of scale. In fiscal 1995, Hillhaven had an average occupancy in its nursing centers of 92.8%.

     Expansion of Institutional Pharmacy Business. The Company is a leading provider of comprehensive pharmacy services to nursing centers and their patients. Medisave has a growth strategy which includes (i) continued penetration of existing markets, (ii) expansion into selected new markets and
(iii) increasing infusion and enteral therapy revenues by targeting specific health care providers.

  Growth Strategy

     The Company's growth strategy is designed to increase the equity base of the Company over time and to provide flexibility to capitalize on attractive business opportunities. The key elements of this strategy include reducing or refinancing indebtedness and acquiring additional nursing centers and related businesses.

     Reducing or Refinancing Indebtedness. The Company's plan to reduce or refinance indebtedness is designed to improve the Company's debt-to-equity ratio, reduce the overall interest rates on indebtedness (including guarantee fees) and extend the maturities and amortization of the Company's indebtedness.

     Acquisition of Nursing Centers and Related Businesses. With its improved balance sheet, the Company intends to expand its operations and increase its equity base through the acquisition of nursing centers and related businesses, such as pharmacy operations, in exchange for shares of the Company's Common Stock. See "Business -- The Nationwide Care, Inc. Acquisition."

NURSING CENTERS

     Hillhaven's nursing center operations provide long term care and subacute medical and rehabilitation services in 287 nursing centers in 33 states. At May 31, 1995, Hillhaven owned 202 and leased 70 nursing centers. These nursing centers had a total of 34,194 licensed beds, with individual nursing center capacities ranging from 42 to 692 beds. In addition, Hillhaven had 50% interests in six partnerships and joint ventures that own or lease nursing centers managed by Hillhaven, and Hillhaven manages nine nursing centers for Tenet and other third parties for management fees usually based upon a percentage of nursing center revenues.

     Hillhaven is a leading provider of rehabilitation services, including physical, occupational and speech therapies. Rehabilitation services are provided in all of the Company's nursing centers. The majority of patients in rehabilitation programs stay for eight weeks or less. Patients in rehabilitation programs generally provide for higher revenues than other nursing center patients because they use a higher level of ancillary services. In addition, management believes that Hillhaven is one of the leading providers of care for patients with Alzheimer's disease. At May 31, 1995, the Company offered treatment in approximately 2,158 beds in 69 nursing centers for patients suffering from Alzheimer's disease. Most of these patients reside in separate units within the nursing centers and are cared for by teams of professionals specializing in the unique problems experienced by Alzheimer's patients.

  Marketing

     The factors which affect consumers' selection of a nursing center vary from community to community and include competition and a provider's relationships with local referral sources. Competition creates the standards against which nursing centers in a given market are judged by various referral sources, which include physicians, hospital discharge planners, community organizations and families. Therefore, Hillhaven's marketing efforts are conducted at the local market level by the nursing center administrators, admissions coordinators and others. Nursing center personnel are assisted in carrying out their marketing strategies by regional marketing staffs. The Company's marketing efforts are directed toward improving the payor mix at the nursing centers by increasing the census of private pay patients, patients covered by managed care contracts and Medicare patients. To this end, the Company is working to educate the various referral sources about the value of Hillhaven's nursing centers as an attractive lower cost alternative to acute care and rehabilitation hospitals for subacute medical and rehabilitation services.

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

     Approximately 99% of the nursing centers are currently certified to receive benefits provided under Medicare and Medicaid programs. Medicare is a federal health insurance program primarily for the elderly. Medicaid is a joint federal/state program providing medical assistance to the indigent. A nursing center's qualification to participate in such programs depends upon many factors, including, among other things, accommodations, equipment, services, safety, personnel, physical environment and adequate policies and procedures.

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

                      NO. OF
                     OPERATING
 FISCAL YEAR      NURSING CENTERS     NO. OF BEDS       AVERAGE
ENDED MAY 31,       AT YEAR END       AT YEAR END      OCCUPANCY
-------------     ---------------     ------------     ---------
     1995               272              34,194           92.8%
     1994               272              34,162           93.4
     1993               284              35,139           93.4

SOURCES OF REVENUES

     Net patient care revenues are derived principally from Medicare and Medicaid programs and from private pay patients. Consistent with the nursing home industry generally, changes in the mix of Hillhaven's patient population among these three categories significantly affect the profitability of Hillhaven's operations. Although the level of cost reimbursement for Medicare and other high acuity patients generally produces the most revenue per patient day, profitability is reduced by the costs associated with the higher level of nursing care and other services required by such patients. The Company believes that private pay patients generally constitute the most profitable and Medicaid patients generally constitute the least profitable category.

     The tables below set forth certain data for the periods shown with respect to the payor mix and the services mix of owned or leased nursing centers that were operated by Hillhaven. (Data with respect to facilities managed by the Company for partnerships and joint ventures in which the Company has an equity interest and for third parties are not included. See "Facilities.")

                        MEDICAID            PRIVATE AND OTHER             MEDICARE
                  --------------------     --------------------     --------------------
 FISCAL YEAR      PATIENT       NET        PATIENT       NET        PATIENT       NET
ENDED MAY 31,      DAYS       REVENUES      DAYS       REVENUES      DAYS       REVENUES
-------------     -------     --------     -------     --------     -------     --------
     1995           65.3%       46.5%        23.2%       26.3%        11.5%       27.2%
     1994           66.6        50.2         23.4        26.8         10.0        23.0
     1993           68.4        54.8         23.3        26.8          8.3        18.4

                    SUBACUTE MEDICAL
                   AND REHABILITATION
                        SERVICES              LONG TERM CARE
                  --------------------     --------------------
 FISCAL YEAR      PATIENT       NET        PATIENT       NET
ENDED MAY 31,      DAYS       REVENUES      DAYS       REVENUES
-------------     -------     --------     -------     --------
     1995           12.5%       30.3%        87.5%       69.7%
     1994           10.7        25.5         89.3        74.5
     1993            8.6        19.9         91.4        80.1

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

  Facilities

     The following table lists, by state, the number of nursing centers operated by the Company for its own account as of May 31, 1995. Fifteen nursing centers, accounting for 1,967 beds, managed at that date for partnerships and joint ventures in which the Company has an equity interest and for others are not included in the table.

                                                             LICENSED                 LEASED FROM
                                                  NUMBER       BEDS       OWNED      THIRD PARTIES
                                                  ------     --------     ------     -------------
    Alabama(1)..................................      3          447           3            --
    Arizona.....................................      7          970           5             2
    Arkansas....................................      1          174           1            --
    California..................................     37        3,916          21            16
    Colorado....................................      7          935           4             3
    Connecticut(1)..............................      6          716           6            --
    Florida(1)..................................     12        1,531          11             1
    Georgia(1)..................................      3          370           3            --
    Hawaii(1)...................................      1           60           1            --
    Idaho.......................................      9          903           7             2
    Indiana(1)..................................      9        1,323           4             5
    Kentucky(1).................................     15        1,914          13             2
    Maine(1)....................................     11          882          11            --
    Massachusetts(1)............................     36        4,055          33             3
    Minnesota...................................      1          159           1            --
    Mississippi(1)..............................      1          120          --             1
    Montana(1)..................................      3          456           2             1
    Nebraska(1).................................      1          157          --             1
    Nevada(1)...................................      3          312           3            --
    New Hampshire(1)............................      3          512           3            --
    North Carolina(1)...........................     29        3,241          20             9
    Ohio(1).....................................     11        1,546           7             4
    Oklahoma(1).................................      1          126           1            --
    Oregon(1)...................................      4          468           2             2
    Tennessee(1)................................     16        2,666           5            11
    Utah........................................      5          620           5            --
    Vermont(1)..................................      1          160           1            --
    Virginia(1).................................      5          764           4             1
    Washington(1)...............................     13        1,530          10             3
    Wisconsin(1)................................     14        2,710          11             3
    Wyoming(1)..................................      4          451           4            --
                                                    ---       ------      ------         -----
    Number of nursing centers...................    272                      202            70
                                                    ===                   ======         =====
    Total number of licensed beds...............              34,194      25,193         9,001
                                                              ======      ======         =====

---------------

(1) These states have Certificate of Need regulations. See
    "Business -- Government Regulation."

     In addition to its interests in nursing centers, as described above, as of May 31, 1995, Hillhaven had 50% interests in six partnerships and joint ventures that own nursing centers managed by Hillhaven with an aggregate of 652 beds in five states. Hillhaven also manages nine nursing centers owned by Tenet and other third parties. These nursing centers are managed by Hillhaven for varying management fees. The aggregate net revenues received in connection with the management of these facilities was $4.6 million in fiscal 1995 and $5.7 million in fiscal 1994.

PHARMACIES

     Through Medisave, the Company provides institutional and retail pharmacy services. As of May 31, 1995, Medisave operated 36 institutional pharmacies and 20 retail pharmacies in 18 states. In fiscal 1995, Medisave's net operating revenues were $190.6 million, representing 12.1% of the Company's net operating revenues. Medisave's net operating revenues of $198.6 million accounted for 13.5% of Hillhaven's net operating revenues in fiscal 1994, compared to 14.1% in fiscal 1993.

     The institutional pharmacy division focuses on providing a full array of pharmacy services to approximately 735 nursing centers and specialized care centers. Institutional pharmacy sales encompass a wide variety of products including prescription medication, prosthetics, respiratory and infusion services and enteral therapies. In addition, Medisave provides a variety of pharmaceutical consulting services designed to assist nursing centers in program administration. Institutional pharmacy operations accounted for approximately 92% of total pharmacy revenues and approximately 95% of Medisave's operating profits in fiscal 1995. In fiscal 1994, the comparable figures were 79% and 91%, respectively, and in fiscal 1993, the comparable figures were 66% and 81%, respectively.

     Medisave's retail pharmacy operations consist of discount retail pharmacy and optical stores in leased facilities. In 1993 and 1994, the Company terminated leases of 36 retail outlets in Wal-Mart stores. The leases of the remaining 14 Wal-Mart outlets were terminated in the 1995 first quarter. The termination of these leases has not had a material effect on pharmacy operating income. Retail operations accounted for approximately 8% of Medisave's total pharmacy revenues and approximately 5% of its operating profits in fiscal 1995. In fiscal 1994, the comparable figures were 21% and 9%, respectively.

     The following table lists by state the number of pharmacies operated by Medisave as of May 31, 1995.

            STATE                                                          NUMBER
            -----                                                          ------
            Arizona.....................................................      1
            California..................................................     14
            Florida.....................................................      3
            Idaho.......................................................      1
            Illinois....................................................      3
            Kansas......................................................      2
            Louisiana...................................................      3
            Massachusetts...............................................      1
            Mississippi.................................................      6
            Missouri....................................................      1
            Nevada......................................................      2
            North Carolina..............................................      4
            Ohio........................................................      2
            Tennessee...................................................      2
            Texas.......................................................      5
            Utah........................................................      1
            Virginia....................................................      2
            Wisconsin...................................................      3
                                                                             --
                      Total.............................................     56
                                                                             ==

RETIREMENT HOUSING COMMUNITIES

     Hillhaven's retirement housing operations consist of 19 retirement housing communities. These centers include 2,679 apartment units and are located in 14 states. Of the total number of retirement housing centers, 15 are owned by Hillhaven, one is leased by Hillhaven, one is managed by Hillhaven for a third party and two are owned by partnerships in which Hillhaven has an equity interest. Retirement housing operations represented approximately 2.3%, 2.3% and 2.0% of Hillhaven's total net revenues for fiscal 1995, 1994 and 1993, respectively.

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

     The following table lists, by state, the number of retirement housing communities operated by the Company as of May 31, 1995.

                                                                               LEASED FROM
            STATE                                      NUMBER     OWNED(1)     THIRD PARTIES
            -----                                      ------     --------     -------------
        Arizona.....................................     4           4               --
        California..................................     1           1               --
        Colorado....................................     1           1               --
        Florida.....................................     2           2               --
        Idaho.......................................     1           1               --
        Kansas......................................     1           1               --
        Massachusetts...............................     2           2               --
        Missouri....................................     1           1               --
        New Hampshire...............................     1           1               --
        Ohio........................................     1          --                1
        Oklahoma....................................     1           1               --
        Oregon......................................     1           1               --
        Utah........................................     1           1               --
        Washington..................................     1           1               --
                                                        --          --               --
                  Totals............................    19          18                1
                                                        ==          ==               ==

---------------

(1) Includes retirement housing communities owned by partnerships in which Hillhaven has a limited and/or general partnership interest that are managed by Hillhaven for such partnerships.

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

     Changes in federal regulations from the Omnibus Budget Reconciliation Act of 1987 became effective July 1, 1995. These federal regulations affect the survey process for nursing facilities and the authority of state survey agencies and the Health Care Financing Administration to impose sanctions on facilities based upon noncompliance with requirements for participation in the Medicare and Medicaid programs. Available sanctions include imposition of civil monetary penalties, temporary suspension of payment for new admission, appointment of a temporary manager, suspension of payment for eligible patients and suspension or decertification from participation in the Medicare and/or Medicaid programs. The process of implementing these regulatory changes has only recently been addressed by the federal and state regulators. Each state will be allowed some discretion in their implementation of the changes, but the scope of this discretion is evolving through instructions issued by federal regulators and is not yet finalized. The Company is unable to project how these regulatory changes and their implementation will affect the Company.

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

INSURANCE COVERAGE AND AVAILABILITY

     The Company has liability insurance policies providing insurance coverage which it believes to be adequate. There can be no assurance, however, that claims in excess of the Company's insurance coverage or claims not covered by the Company's coverage will not be asserted against the Company. In addition, the Company's insurance policies must be renewed annually. Although the Company has obtained various insurance coverages at a reasonable cost in the past, there can be no assurance that it will be able to do so in the future. All matters arising after May 31, 1994 are insured through the Company's captive insurance company, Cornerstone Insurance Company.

OTHER REAL PROPERTY

     The Company owns unimproved real property with a book value of approximately $11.3 million at May 31, 1995.

EMPLOYEES

     As of May 31, 1995, Hillhaven employed approximately 42,000 individuals, of whom approximately 27,500 full-time and 11,300 part-time employees work at Hillhaven's nursing centers, approximately 900 employees work at the corporate and regional offices, approximately 1,300 employees work in Hillhaven's pharmacy operations and approximately 1,000 employees work in the retirement housing communities. Among its professional staff, Hillhaven employs approximately 3,500 registered nurses, 5,000 licensed practical nurses and 3,600 licensed therapists. Hillhaven has 21 collective bargaining agreements covering approximately 3,500 employees.

ITEM 2. PROPERTIES

     The response to this item is included in Item 1.

ITEM 3. LEGAL PROCEEDINGS

     In January 1995, Horizon Healthcare Corporation ("Horizon") proposed a transaction in which holders of Hillhaven common stock would receive common stock of Horizon valued by Horizon at $28. Horizon also had entered into an agreement with Tenet pursuant to which Tenet indicated that it was supportive of Horizon's proposal. A formal proposal was presented by Horizon to Hillhaven and was rejected by a special committee (the "Special Committee") of the Hillhaven Board for, among other reasons, the belief that the arrangements between Horizon and Tenet had caused Horizon to become the "beneficial owner" of Tenet's Hillhaven common stock. Because Nevada law prohibits a merger for three years between Hillhaven and any person acquiring beneficial ownership or more than 10% of Hillhaven common stock without prior Hillhaven approval, the Horizon proposal could not be consummated. The Special Committee authorized Hillhaven to commence litigation seeking a determination that Horizon could not effect a merger with Hillhaven in compliance with Nevada law.

     On February 6, 1995, Hillhaven filed a complaint against Horizon in the United States District Court for the District of Nevada seeking injunctive and declaratory relief that a business combination between Horizon and Hillhaven is prohibited by the Nevada statute regarding business combinations with interested stockholders (NRS Sections 78.411 through 78.444) by reason of Horizon's arrangements with Tenet. On February 27, 1995, Horizon filed an answer and a counterclaim alleging that, among other things, Hillhaven and all of its directors (other than Messrs. de Wetter and Andersons) have breached their fiduciary duties to Hillhaven's stockholders in connection with their consideration of Horizon's acquisition proposal and certain actions taken by Hillhaven, including the formation of a grantor trust and the amendment of Hillhaven's stockholder rights plan. The counterclaim seeks injunctive and declaratory relief and compensatory and punitive damages in unspecified amounts. Hillhaven has answered the counterclaim and believes Horizon's claims are without merit. By stipulation of the parties, all proceedings in these actions have been stayed until October 31, 1995.

     Hillhaven and its directors are named as defendants in several putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions"). These complaints raise allegations that Hillhaven's directors have breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of Horizon's acquisition proposal and certain corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The plaintiffs in the Nevada State Court Actions have moved to dismiss their complaints, which dismissal has been opposed by Hillhaven and its directors. Consideration of this motion has been suspended without date. In addition, Tenet filed a complaint against Hillhaven and two of its directors, Mr. Busby and Mr. Marker (the "Tenet Action"), in the state court of California seeking declaratory and injunctive relief and alleging, among other things, that they have breached their fiduciary duties to Tenet and Hillhaven's other stockholders in connection with their consideration of Horizon's acquisition proposal and certain other corporate actions cited in the Horizon and putative class action complaints. The Service Employees International Union (AFL-CIO), and Joann Sforza, a Hillhaven employee and union member, are seeking to intervene as party plaintiffs in the Tenet Action and in one of the putative class actions brought on behalf of Hillhaven's stockholders, alleging that their interests as stockholders and employees of Hillhaven are not adequately represented. Hillhaven has opposed this intervention. Hillhaven believes all these actions are without merit.

     By stipulation of the parties, the proceedings in the Tenet Action have been stayed until the consummation of the Merger, at which time Hillhaven and Tenet have agreed to dismiss with prejudice all pending claims with respect to Horizon's acquisition proposal or the Merger. The stay of the California State Court Actions expired July 5, 1995 and the stay in the Nevada State Court Actions expired on June 22, 1995. No schedule has been established with respect to further proceedings in these actions.

     There are no other material legal proceedings pending to which the Registrant is a party, or to which any of its property is subject, nor is such litigation threatened, other than ordinary routine litigation which is incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     At May 31, 1995, there were approximately 9,665 holders of record of the Company's common stock. Approximately 33,300 additional stockholders held shares under beneficial ownership in nominee name or within clearing house positions of brokerage firms and banks. The Company's common stock has been listed and traded on the New York Stock Exchange since November 2, 1993 and was previously listed and traded on the American Stock Exchange under the symbol "HIL." The stock prices below are the high and low sales prices as reported on the composite tape as adjusted to reflect a one-for-five reverse stock split.

                                                      FISCAL 1995          FISCAL 1994
                                                     --------------       --------------
                                                     HIGH       LOW       HIGH       LOW
                                                     ----       ---       ----       ---
        First quarter..............................   21 1/8    17  3/8    18 3/4    14  3/8
        Second quarter.............................   24        20  3/8    20 5/16   14 11/16
        Third quarter..............................   27        18  5/8    21 3/8    17  7/8
        Fourth quarter.............................   29 1/4    23  1/4    22 7/8    18  1/2

     The Company has not paid a common dividend and does not anticipate declaring a common dividend in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

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

                                                            YEARS ENDED MAY 31,
                                       --------------------------------------------------------------
                                          1995         1994         1993         1992         1991
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT SHARE INFORMATION)
INCOME STATEMENT DATA:
Net operating revenues...............  $1,576,282   $1,471,190   $1,378,466   $1,317,187   $1,254,253
Expenses:
  General and administrative.........   1,349,837    1,255,332    1,180,974    1,144,390    1,094,456
  Interest...........................      50,839       56,178       63,600       56,863       43,800
  Depreciation and amortization......      57,481       54,395       53,651       46,698       33,650
  Rent...............................      53,571       56,280       56,687       71,665      101,604
  Restructuring......................          --      (20,225)       5,769       92,529           --
  Adjustment to carrying value of
     properties previously reported
     as discontinued operations......          --           --           --       20,736           --
                                       ----------   ----------   ----------   ----------   ----------
Net expenses.........................   1,511,728    1,401,960    1,360,681    1,432,881    1,273,510
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) from operations........      64,554       69,230       17,785     (115,694)     (19,257)
Interest income......................      12,860       13,635       16,006       12,820       17,013
                                       ----------   ----------   ----------   ----------   ----------
Income (loss) before income taxes,
  reinstatement of discontinued
  operations, extraordinary charge
  and cumulative effect of accounting
  change.............................      77,414       82,865       33,791     (102,874)      (2,244)
Income tax (expense) benefit.........     (25,555)     (23,385)       7,116         (543)        (136)
Reinstatement of discontinued
  operations.........................          --           --           --       24,743        4,379
Extraordinary charge -- early
  extinguishment of debt, net of
  income taxes.......................        (570)      (1,062)        (565)          --           --
Cumulative effect of change in
  accounting for income taxes........          --           --       (1,103)          --           --
                                       ----------   ----------   ----------   ----------   ----------
Net income (loss)....................  $   51,289   $   58,418   $   39,239   $  (78,674)  $    1,999
                                       ==========   ==========   ==========   ==========   ==========
Net income (loss) per common share
  -- primary.........................       $1.54        $1.96        $1.51       $(3.63)        $.09
  -- fully diluted...................       $1.40        $1.68           --           --           --
BALANCE SHEET DATA:
Working capital......................  $   64,273   $   37,673   $   78,886   $   59,619   $   78,771
Total assets.........................   1,252,319    1,192,493    1,224,012    1,178,909      817,823
Long-term debt.......................     578,601      579,035      819,202      834,452      443,095
Stockholders' equity.................     419,665      363,747      181,649      141,320      182,251

OTHER INFORMATION (unaudited)
  (at end of period):
NURSING CENTERS
Number of nursing centers............         272          272          284          334          342
Number of licensed beds..............      34,194       34,162       35,139       41,089       42,239
Average occupancy rate for the
  year...............................       92.8%        93.4%        93.4%        91.6%        90.6%
Nursing centers managed for others...          15           16           17           17           19
PHARMACY OUTLETS.....................          56           77           88          131          118
RETIREMENT HOUSING COMMUNITIES.......          19           19           21           27           27

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

MERGERS AND ACQUISITIONS

     In the 1995 fourth quarter, Hillhaven entered into the Merger Agreement with Vencor, Inc. ("Vencor") pursuant to which Hillhaven will be merged with and into Vencor (the "Merger"). Holders of Hillhaven common stock will be issued Vencor common stock in a business combination intended to qualify as a pooling of interests and as a tax-free reorganization for federal income tax purposes. Vencor operates a network of health care services for patients who suffer from cardiopulmonary disorders. The foundation of Vencor's network is a nationwide chain of long term intensive care hospitals. The Merger will create what Vencor and Hillhaven believe, based upon net operating revenues and the number of beds in service, will be one of the nation's largest providers of health care services primarily focusing on the needs of the elderly. With operations in 38 states, the merged company (including Nationwide Care, Inc. as discussed below) will conduct business in states containing more than 80% of the nation's population, with 35 long term intensive care hospitals and 311 nursing centers with more than 42,000 beds, 55 retail and institutional pharmacy outlets and 23 retirement housing communities with approximately 3,000 apartments. Health care services provided through this network of facilities will include long term intensive hospital care, long term nursing care, contract respiratory therapy services, acute cardiopulmonary care, subacute and post-operative care, inpatient and outpatient rehabilitation therapy, specialized care for Alzheimer's disease, hospice care, pharmacy services and retirement and assisted living. Consummation of the Merger is contingent upon the affirmative vote of Vencor's and Hillhaven's stockholders and certain governmental and regulatory approvals and is expected to occur in the 1996 second quarter.

     On February 27, 1995, Hillhaven signed a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships. The transaction closed on June 30, 1995. The consideration for the Nationwide acquisition was 5,000,000 shares of the Company's Common Stock, valued at approximately $141,000. The transaction was structured as a pooling of interests and as a tax-free reorganization for federal income tax purposes.

     The following summarized pro forma operating data give effect to the Nationwide acquisition as if it had occurred on June 1, 1992:

                                                    1995           1994           1993
                                                 ----------     ----------     ----------
        Total revenues.........................  $1,717,345     $1,606,568     $1,461,257
        Net income.............................      54,526         63,437         42,732
        Primary earnings per share.............       $1.41          $1.80          $1.38
        Fully diluted earnings per share.......        1.31           1.59            N/A

     On October 31, 1994, the Company acquired closely-held CPS Pharmaceutical Services, Inc. and Advanced Infusion Systems, Inc. ("CPS/AIS") in a business combination accounted for as a pooling of interests. CPS and AIS, which provide diversified pharmaceutical and infusion services through locations in Northern California, became part of the Company's Medisave Pharmacies, Inc. subsidiary ("Medisave") through the exchange of 1,262,062 shares of the Company's Common Stock valued at approximately $29,000. The accompanying financial information for 1995 is presented on the basis that the companies were combined for the entire period, and financial statements of the prior years have been restated to give effect to the combination.

RESULTS OF OPERATIONS

     Net operating revenues were $1,576,282 in 1995, $1,471,190 in 1994 and $1,378,466 in 1993. Net income was $51,289, $58,418 and $39,239 in 1995, 1994 and 1993, respectively. Net income for 1994 includes the

$21,904 pretax restructuring credit arising from unused loss reserves remaining at the conclusion of the Company's facility disposition program.

     The following table identifies the Company's sources of net operating revenues.

                                                               YEAR ENDED MAY 31,
                                                          -----------------------------
                                                          1995        1994        1993
                                                          -----       -----       -----
        Percentage of net operating revenues:
        Nursing Centers:
          Long term care................................   58.2%       60.8%       65.5%
          Subacute medical and rehabilitation...........   25.3        20.8        16.3
          Other revenues................................    2.1         2.6         2.1
                                                          -----       -----       -----
                  Total nursing centers.................   85.6        84.2        83.9
        Pharmacies......................................   12.1        13.5        14.1
        Retirement Housing..............................    2.3         2.3         2.0
                                                          -----       -----       -----
                  Total.................................  100.0%      100.0%      100.0%
                                                          =====       =====       =====
        Net patient revenues per patient day:
          Long term care..............................  $ 90.50     $ 84.59     $ 82.05
          Subacute medical and rehabilitation.........  $274.50     $240.87     $215.77
          Combined....................................  $113.59     $101.38     $ 93.59

        Average number of beds available..............   34,208      34,760      35,356
        Average occupancy.............................    92.8%       93.4%       93.4%

     Nursing center net operating revenues, comprised primarily of patient revenues, increased 8.8% in 1995 to $1,348,940 and 7.1% in 1994 to $1,239,317
from $1,156,766 in 1993. These increases were due primarily to the increases in revenues per patient day. The increases in revenue per patient day were the result of (i) rate increases received from Medicare and Medicaid and increases in private pay rates, (ii) increases in the volume of services provided to patients, such as additional therapies and subacute care services, and (iii) shifts in the patient mix toward subacute medical and rehabilitation care. Patients using these services are of higher acuity levels than traditional long term care patients, resulting in higher reimbursement rates. Nursing center net revenues for 1994 include a gain on the sale of 13 nursing centers in the amount of $5,102.

     The decrease in average occupancy in 1995 is due primarily to higher patient turnover associated with the increase in subacute medical and rehabilitation services.

     Patient revenues are affected by changes in Medicare and Medicaid reimbursement rates, private pay and other rates charged by Hillhaven, occupancy levels, the nature of services provided and the payor mix. Data for nursing center operations with respect to sources of net patient revenues and patient mix by payor type are set forth below. Included in private and other revenues are amounts received under managed care contracts.

                                                NET PATIENT REVENUES          PATIENT CENSUS
                                               ----------------------     ----------------------
                                               1995     1994     1993     1995     1994     1993
                                               ----     ----     ----     ----     ----     ----
    Medicaid.................................  46.5%    50.2%    54.8%    65.3%    66.6%    68.4%
    Private and other........................  26.3     26.8     26.8     23.2     23.4     23.3
    Medicare.................................  27.2     23.0     18.4     11.5     10.0      8.3

     The Company is continuing its strategy of improving its quality mix of private pay and Medicare patients by expanding its subacute medical and rehabilitation services. These higher revenue services include such care as physical, occupational and speech therapies, stroke therapy, wound care, oncology treatment, brain injury care and orthopedic therapy. The Company has increased the number of managed care contracts it maintains with insurance companies and other payors to provide subacute medical and rehabilitation care to their insureds, offering a less expensive alternative to acute care hospitals. The average daily number of managed care patients in Hillhaven's nursing centers, including long term care patients, was approximately 534 in 1995 compared to 435 in 1994 and 211 in 1993.

     Net operating revenues from pharmacy operations amounted to $190,638 in 1995, $198,634 in 1994 and $194,935 in 1993. Included in 1995 net operating revenues is a gain on the sale of the Company's interest in a closely-held institutional pharmacy amounting to $8,077. Pharmacy revenues were impacted by the disposition of 75 marginally performing retail outlets during the period from late 1993 through the first quarter of 1995.

     Institutional revenues, accounting for approximately 92% of pharmacy net revenues in 1995, versus 79% in 1994 and 66% in 1993, increased by 11.9% and 21.0% to $175,119 and $156,444 in 1995 and 1994, respectively, from $129,312 in
1993. The growing contribution from institutional operations reflects the Company's increasing focus on the nursing center market and the disposition of retail outlets. Institutional revenues related to CPS/AIS amounted to $27,425, $22,456 and $15,636 in 1995, 1994 and 1993, respectively. The increase in institutional revenues is due to an increase in the number of nursing center beds serviced and higher sales volumes per bed. The increase in per bed sales reflects the Company's strategy of aggressively marketing higher margin ancillary products and services, such as respiratory and intravenous therapies and enteral and urological supplies.

     On February 1, 1995, Hillhaven formed the MediLife Pharmacy Network Partnership ("MediLife"), a joint venture between Medisave and Life Care Centers of America ("Life Care") and began providing pharmaceutical and consulting services to certain of Life Care's long term and subacute care facilities. Medisave contributed five of its existing institutional pharmacies to the joint venture and accounts for its 50% ownership interest by the equity method. Medisave receives a management fee for managing MediLife. As a result of its contribution of five pharmacies to the joint venture, subsequent to February 1, 1995, the Company reported a decrease in pharmacy net operating revenues. However, this transaction did not result in a material decrease in income for the Company for the year ended May 31, 1995.

     Net operating revenues from retirement housing operations increased to $36,704 in 1995 from $33,239 in 1994 and $26,765 in 1993. These increases are due to increases in rates charged as well as increases in medical and assisted living services provided. Retirement housing occupancy averaged 94.6% in 1995 compared to 96.1% in 1994 and 92.0% in 1993.

     General and administrative expenses of the Company's nursing centers increased by 10.1% in 1995 to $1,169,811 and by 7.1% in 1994 to $1,062,442 from
$992,149 in 1993. These increases were attributable primarily to the expansion of subacute medical and rehabilitation services. Labor and related benefits, which represented approximately 76% of nursing center general and administrative expenses in 1995, increased by 8.7% in 1995 to $891,772 and by 7.2% in 1994 to $820,065 from $765,276 in 1993. These increases were the result of an increase in the number of therapists in the Company's nursing centers to accommodate the increase in the number of medically complex patients, as well as general wage rate increases. Hillhaven employed approximately 4,600 therapists at May 31, 1995 compared to 3,400 and 2,400 at May 31, 1994 and 1993, respectively. Nursing wages and benefits, accounting for approximately 52% of total nursing center labor costs in 1995, increased by 3.6% in 1995 and by 2.0% in 1994. Hillhaven employed approximately 8,500 nurses at May 31, 1995 compared to approximately 7,700 and 7,800 at May 31, 1994 and 1993, respectively.

     The increases in the non-labor components of general and administrative expenses, including ancillary and pharmaceutical supplies and contract therapy services, reflect the higher costs associated with caring for higher acuity patients. Nursing center supplies increased by 14.5% in 1995 to $60,765 and by 17.9% in 1994 to $53,069 from $45,005 in 1993.

     Interest expense decreased by 9.5% to $50,839 in 1995 and by 11.7% to $56,178 in 1994 due to the refinancing of certain of the Company's indebtedness in connection with its September 1993 recapitalization program (the "Recapitalization"). Rent expense decreased by 4.8% in 1995 to $53,571 due to the purchase of previously leased nursing centers, as discussed below.

     As a result of the refinancing of certain of the Company's indebtedness, extraordinary charges of $570, $1,062 and $565 (net of income taxes) were reported in 1995, 1994 and 1993, respectively, due primarily to the write-off of previously capitalized financing costs.

     Effective June 1, 1992, Hillhaven adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Adoption of SFAS 109 resulted in a charge of $1,103 to the

1993 statement of income. Including the impact of this charge, the effect of the adoption of SFAS 109 in 1993 was a reduction of net income tax expense and an increase in net income of $7,710 as compared to amounts that would have been reported under APB Opinion No. 11. The Company has recorded net deferred tax assets of $11,428 at May 31, 1995, the realization of which is dependent in part upon future pretax earnings.

     Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114), establishes standards to determine in what circumstances a creditor should measure impairment based on either the present value of expected future cash flows related to the loan, the market price of the loan or the fair value of the underlying collateral. Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS 118), amends SFAS 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan. SFAS 114 and SFAS 118 relate to the Company's portfolio of notes receivable. The Company anticipates that the adoption of SFAS 114 and SFAS 118 on the required application date of June 1, 1995 will not have a material adverse impact on Hillhaven's financial position or results of operations.

CASH FLOWS AND FINANCIAL CONDITION

     Cash provided by operations in 1995 totalled $80,656 compared to $75,127 in 1994 and $66,852 in 1993. These increases are due primarily to higher operating income before property-related expenses and restructuring items. Working capital at May 31, 1995 amounted to $64,273 compared to $37,673 and $78,886 at May 31, 1994 and 1993, respectively. The decrease in working capital in 1994 is due primarily to a decrease in cash and an increase in the current portion of long-term debt resulting from the Recapitalization.

     Net cash used in investing activities amounted to $62,664 in 1995 compared to $9,949 in 1994 and $3,212 in 1993. The increase in 1995 is due primarily to increases in cash used for capital expenditures and purchases of previously leased nursing centers and decreases in proceeds from sales of property and equipment and collection of notes receivable.

     In 1995, capital expenditures for routine replacements and refurbishment of facilities and capital additions amounted to $50,276 compared to $44,277 in 1994 and $30,779 in 1993. The increases in 1995 and 1994 are due primarily to the expansion of certain nursing centers to accommodate the growth in subacute medical and rehabilitation programs, and the construction of a new nursing center and an assisted living center. Capital expenditures of approximately $80,000 are budgeted for 1996, the majority of which are anticipated to be funded from cash flow from operations.

     In 1995, Hillhaven purchased six previously leased nursing centers for an aggregate purchase price of $17,355. In 1994, the Company purchased the remaining 23 nursing centers leased from Tenet Healthcare Corp. ("Tenet") (formerly National Medical Enterprises, Inc.) for an aggregate purchase price of $111,800. The purchase was financed with the proceeds from the Recapitalization. Also in 1994, the Company sold 13 nursing centers and received cash for the $15,594 aggregate sales price.

     In 1993, Hillhaven purchased 62 nursing centers previously leased from Tenet for an aggregate purchase price of $179,890. The purchase was financed with the proceeds from the sale of $74,750 of 7 3/4% Convertible Subordinated Debentures due 2002 (the "Debentures"), the assumption of underlying debt amounting to $4,825 and Tenet financing in the amount of $92,256, with the balance settled in cash. The Company also acquired seven previously leased nursing centers from third parties in 1993 for an aggregate purchase price of $26,791. These transactions were partially financed by the assumption of underlying debt and borrowings aggregating $15,095, with the balance settled in cash. During this same period, the Company disposed of 47 nursing centers and a retirement housing facility for an aggregate sales price of $59,355. Hillhaven provided financing for $36,338 of the total sales price and received cash for the balance.

     Net cash used in financing activities totalled $20,633 in 1995, $88,543 in 1994 and $36,438 in 1993. The Recapitalization included, in addition to the purchase of nursing centers from Tenet, the repayment of all existing debt payable to Tenet in the aggregate principal amount of $147,202. The Recapitalization was financed through (i) the issuance to Tenet of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 five-year term loan with a syndicate of banks (the "Bank Term Loan"), (iii) the issuance of $175,000 of 10 1/8% Senior Subordinated Notes due 2001, (iv) borrowings of $30,000 under an accounts receivable-backed credit facility and
(v) the use of approximately $39,000 of cash. The bank financing (the "Credit Agreement") also included a $100,000 letter of credit facility and an $85,000 revolving bank line of credit. The Credit Agreement was subsequently amended to change the amounts available under the Bank Term Loan, the letter of credit facility and the revolving bank line of credit to $165,000, $70,000 and $85,000, respectively. At May 31, 1995, the Bank Term Loan had an outstanding principal balance of $144,500 and borrowings under the revolving bank line of credit amounted to $24,000.

     Hillhaven participates in a $40,000 accounts receivable-backed credit facility financed by a bank line of credit. At May 31, 1995, borrowings under this facility amounted to $5,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial Statements are contained on pages F-1 through F-22 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages, titles and present and certain past positions of the directors and executive officers of Hillhaven.

          NAME AND AGE                              POSITION AND EXPERIENCE
          ------------                              -----------------------
Bruce L. Busby (51).............  Chairman and Chief Executive Officer, Director and Chairman
                                  of Executive Committee. Mr. Busby has been a director and
                                  the Chief Executive Officer of the Company since April 1991 and Chairman of the Company since September 1993. Before
                                  joining the Company, Mr. Busby served Tenet as Chief
                                  Executive Officer and President of the Venture Development
                                  Group from April 1988 to March 1991, Chairman and Chief
                                  Executive Officer of the Long Term Care Group from August
                                  1986 to March 1988 and President of the Retail Services
                                  Group from June 1986 to November 1987.
Christopher J. Marker (52)......  President, Director and Member of Executive Committee.
                                  Mr. Marker has been a director and the President of the
                                  Company since December 1989. He served as President of the
                                  Company's predecessor, a Tenet subsidiary, from April 1988 to January 1990. Prior to that, Mr. Marker was Executive
                                  Vice President of Westin Hotels and Resorts from January
                                  1984 to March 1988.
Maris Andersons (56)............  Director and Member of Audit Committee. Mr. Andersons has
                                  been a director of Hillhaven since September 1993. Mr.
                                  Andersons joined Tenet in 1976, as Senior Vice President,
                                  from Bank of America, where he was a Vice President. Mr.
                                  Andersons was elected Treasurer of Tenet in 1981 and
                                  Executive Vice President of Tenet in 1992.

          NAME AND AGE                              POSITION AND EXPERIENCE
          ------------                              -----------------------
Walter F. Beran (69)............  Director, Chairman of Audit Committee and Member of
                                  Executive Committee. Mr. Beran has been a director of the
                                  Company since December 1989. Mr. Beran serves as Chairman
                                  of the Pacific Alliance Group, a financial services firm.
                                  Previously, Mr. Beran served as Vice Chairman and Western
                                  Regional Managing Partner of the accounting firm of Ernst &
                                  Whinney (now Ernst & Young) from 1971 until his retirement in September 1986. Mr. Beran also serves as a director of
                                  Arco Chemical Company, Pacific Scientific Company and
                                  Fleetwood Enterprises, Inc.
Peter de Wetter (75)............  Director and Chairman of Compensation Committee. Mr. de
                                  Wetter has been a director of the Company since December
                                  1989. Mr. de Wetter served as Executive Vice President of
                                  Tenet from October 1979 until his retirement in May 1989.
                                  Mr. de Wetter also serves as a director of Tenet.
Dinah Jacobs (49)...............  Director and Member of Compensation Committee. Ms. Jacobs
                                  has been a director of the Company since April 1991. Ms.
                                  Jacobs has served Citicorp/Citibank as Corporate Director
                                  of Customer Satisfaction and Quality since January 1988,
                                  Director of Sales Effectiveness & Service Quality from
                                  January 1980 to January 1988 and Director of Customer
                                  Service-Vice President from January 1978 to January 1980.
Jack O. Vance (70)..............  Director and Member of Compensation Committee. Mr. Vance
                                  has been a director of the Company since December 1989. Mr.
                                  Vance was employed by McKinsey & Company, Inc., a
                                  management consulting firm, as a director from 1960 until
                                  his retirement in 1990. Upon his retirement from McKinsey &
                                  Company, Inc., Mr. Vance formed Management Research, Inc.
                                  where he serves as Managing Director. He also serves as a
                                  director of ESCORP, F.C.G. Enterprises, Inc., International
                                  Rectifier Corp., International Technology Corporation, The
                                  Olson Company, SEMTECH and University Restaurant Group.
Donald S. Burns (70)............  Director and Member of Audit Committee. Mr. Burns has been a director of the Company since February 1995. Mr. Burns
                                  has served as Chairman and Chief Executive Officer of
                                  Prestige Holdings, Ltd. and as Chairman, Chief Executive
                                  Officer and Licensed Investment Advisor for its wholly
                                  owned subsidiary, Prestige Equities, Ltd., an SEC
                                  registered investment advisory firm, since 1978. He also
                                  serves as a director of ESCORP, International Technology
                                  Corporation and International Rectifier Corp. and a
                                  director and past President of the Orange County Sheriff's
                                  Advisory Council.
Jeffrey M. McKain (44)..........  Executive Vice President. Mr. McKain has served Hillhaven as Executive Vice President since January 1992 and as
                                  Senior Vice President from April 1991 to January 1992. He
                                  served as Senior Vice President, Operations of First
                                  Healthcare Corporation, a wholly-owned subsidiary of the
                                  Company ("FHC"), from April 1990 to April 1991 and as Vice
                                  President of Operations of FHC from January 1986 to March
                                  1990.

          NAME AND AGE                              POSITION AND EXPERIENCE
          ------------                              -----------------------
Robert F. Pacquer (50)..........  Senior Vice President and Chief Financial Officer. Mr.
                                  Pacquer has served the Company as Senior Vice President and
                                  Chief Financial Officer since December 1989 and as
                                  Treasurer from that date to March 1992. He served as Senior
                                  Vice President and Chief Financial Officer of the Company's
                                  predecessor from October 1986 to January 1990.
Richard P. Adcock (40)..........  Senior Vice President, Secretary and General Counsel. Mr.
                                  Adcock has served the Company as Senior Vice President
                                  since December 1989 and as Vice President, Secretary and
                                  General Counsel since May 1989. He served as Vice
                                  President, Secretary and General Counsel of the Company's
                                  predecessor from May 1987 to January 1990.
Kris Scoumperdis (51)...........  Senior Vice President. Mr. Scoumperdis has served the
                                  Company as Senior Vice President since February 1991 and as
                                  Vice President from March 1990 to January 1991. Before
                                  joining the Company he served as Vice President, Human
                                  Resources of the Frank Russell Company, a pension asset
                                  consulting firm, from November 1988 to March 1990, and as
                                  Vice President, Human Resources and Support Services of
                                  Good Samaritan, Inc., a health care company, from November
                                  1984 to October 1988.
Carl J. Napoli (57).............  Chief Executive Officer, President and Chief Operating
                                  Officer of Medisave. Mr. Napoli has served as Chief
                                  Executive Officer of Medisave Pharmacies, Inc. since July
                                  1994, as President and Chief Operating Officer since May
                                  1992, and he previously served as Executive Vice President of Operations from September 1984 to May 1992.
Robert K. Schneider (47)........  Vice President and Treasurer. Mr. Schneider has served as
                                  Vice President and Treasurer since April 1992 and as Vice
                                  President, Treasury from August 1990 to April 1992. Before joining Hillhaven, he served as a Vice President and
                                  Manager of Seafirst Bank from September 1985 to August
                                  1990.
Michael B. Weitz (45)...........  Vice President of Finance. Mr. Weitz has served as Vice
                                  President of Finance and principal accounting officer since
                                  April 1992 and as Vice President, Finance from June 1991 to
                                  April 1992. From November 1990 to May 1991, he was a
                                  self-employed independent certified public accountant. From
                                  June 1989 to October 1990, he served as Vice President of
                                  Finance and Treasurer of Chemical Processors, Inc., an
                                  environmental company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The same persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended May 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

     The following table shows the remuneration paid or accrued by the Company to the Company's Chief Executive Officer and to the four other most highly paid executive officers of the Company for the three fiscal years ended May 31, 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                           ---------------------------------------------
                                                                                                      PAYOUTS
                                                 ANNUAL COMPENSATION               AWARDS            ---------
                                             ---------------------------   -----------------------     LONG
                                                                  OTHER                 SECURITIES     TERM        ALL
                                                                 ANNUAL    RESTRICTED   UNDERLYING   INCENTIVE    OTHER
                                                                 COMPEN-     STOCK       OPTIONS/      PLAN      COMPEN-
           NAME AND                          SALARY     BONUS    SATION      AWARDS        SARS       PAYOUTS    SATION
      PRINCIPAL POSITION              YEAR     ($)     ($)(1)    ($)(2)      ($)(3)        (#)        ($)(4)     ($)(5)
      ------------------              -----  -------   -------   -------   ----------   ----------   ---------   -------
Bruce L. Busby......................  1995   445,193   337,550   49,585           0        6,620            0     98,716
Chief Executive Officer               1994   417,308   266,914   46,025           0        6,444            0     45,818
                                      1993   385,000   288,750   33,321           0        9,882      210,765     40,787
Christopher J. Marker...............  1995   360,000   270,000   37,680           0        4,960            0    102,336
President                             1994   360,000   210,000   36,430           0        5,230            0     48,859
                                      1993   350,000   251,560   34,309           0        8,167      162,750     45,412
Jeffrey M. McKain...................  1995   229,691   156,600   24,921           0        2,750            0     45,249
Executive Vice President              1994   218,077   118,350   25,158           0        2,816            0     23,286
                                      1993   210,000   137,025   33,524           0        1,824       67,871     17,231
Robert F. Pacquer...................  1995   189,038   110,000   24,682           0        1,920            0     37,920
Senior Vice President and             1994   184,038    80,000   24,302           0        1,954            0     18,107
Chief Financial Officer               1993   180,000    89,775   22,398           0        3,050       57,375     17,378
Carl J. Napoli......................  1995   163,692    99,600   37,098     260,250        1,630            0     34,228
Chief Executive Officer of            1994   154,504    35,224   37,136           0            0            0      9,854
Medisave Pharmacies, Inc.(6)          1993   148,488    55,102   34,205     171,875        2,090            0     10,540

---------------

(1) Includes amounts paid pursuant to the Company's Annual Incentive Plan (the "AIP"). Under the AIP, annual cash incentive awards are made to selected key employees in positions which significantly impact the Company's operations. Individual awards are based on salary, corporate and operating unit financial performance goals and other key operating factors determined by the Compensation Committee.

(2) Mr. Napoli's "Other Annual Compensation" includes early withdrawal of his Deferred Compensation as well as life and health insurance premiums for 1993, 1994 and 1995.

(3) Restricted Shares are granted without charge to the recipient and are subject to forfeiture if continued employment for specified periods or other conditions as the Compensation Committee may establish are not met. Dividends, if any, are paid currently. Restrictions as to one-fourth of the shares awarded to Mr. Napoli in fiscal year 1995 and as to one-fifth of the shares awarded in fiscal year 1993 lapse yearly on each anniversary date of the awards. The number and value of the aggregate restricted stock holdings of Mr. Napoli at the end of the 1995 fiscal year (based on the Fair Market Value of the Company's Common Stock on the last day of fiscal 1995) was 15,000 and $429,375 respectively.

(4) The Company has a Long Term Incentive Plan for key management employees which provides for cash awards that are to be paid only if Hillhaven achieves predetermined performance objectives over the length of a performance cycle, which must be a period of two or more fiscal years. Target awards are established for each participant, which will be the amount ultimately paid if goals are met or exceeded.

    Cash payments under the Long Term Incentive Plan were discontinued after the three-year period ending May 31, 1993 and were replaced with Options and Performance Shares under the Company's 1990 Stock Incentive Plan. Consequently, the last performance award cycle scheduled under the Long Term Incentive Plan encompassed the three-year period ending May 31, 1993. A portion of Mr. Busby's Long Term Incentive Plan award ($54,359 for the period ended May 31, 1993) was paid by his previous employer with respect to service before Mr. Busby became a director and executive officer of Hillhaven.

(5) Hillhaven maintains a non-qualified Deferred Compensation Plan (the "DCP") for executive officers and certain key management employees, which permits deferral of up to the maximum amount permissible under applicable law of base salary or salary plus bonus until retirement, death or disability. The Company will make a matching contribution to a participant's account of up to 4% of a participant's total compensation. Vesting in the matching contributions occurs on a graduated basis, with full vesting after seven years of service or upon the participant attaining the age of 60. Amounts disclosed reflect Company matching contributions and interest credited to deferred compensation plan accounts. The amounts disclosed also include the economic value of Company-paid split dollar life insurance premiums as follows: Mr. Busby, $50,048; Mr. Marker, $42,498; Mr. McKain, $16,544; Mr. Pacquer, $17,323 and Mr. Napoli, $20,169.

(6) Effective July 19, 1994, Mr. Napoli was appointed Chief Executive Officer and Director of Medisave.

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                          INDIVIDUAL GRANTS
                                    -------------------------------------------------------------
                                      NUMBER OF         % OF TOTAL                                   GRANT DATE
                                     SECURITIES        OPTIONS/SARS                                     VALUE
                                     UNDERLYING         GRANTED TO        EXERCISE                   GRANT DATE
                                    OPTIONS/SARS        EMPLOYEES        PRICE PER    EXPIRATION       PRESENT
         NAME                        GRANTED(1)     IN FISCAL YEAR(2)    SHARE ($)       DATE       VALUE ($)(3)
         ----                       ------------   ------------------   ----------   -----------   -------------
Bruce L. Busby....................      6,620              3.05%           $18.00       7/25/04        $86,091
Christopher J. Marker.............      4,960              2.29             18.00       7/25/04         64,503
Jeffrey M. McKain.................      2,750              1.27             18.00       7/25/04         35,763
Robert F. Pacquer.................      1,920              (4)              18.00       7/25/04         24,968
Carl J. Napoli....................      1,630              (4)              18.00       7/25/04         21,198

---------------

(1) Options were granted on July 26, 1994 at a purchase price per share of 100% of the fair market value of the Company's common stock on that date. The options vest 100% on the first anniversary of the grant date. All grants have a ten-year term. Upon the occurence of certain events which may constitute a change in control of the Company, the right of the holder to exercise the options will accelerate.

(2) Based on total grants during the fiscal year of 216,790 shares.

(3) The dollar amounts under this column represent the result of calculations using the Black-Scholes based option valuation model. The valuation assumes an expected volatility of .5135, a 0% dividend yield, a 10-year exercise term, a risk-free rate of 7.505% reflecting the yield on a zero coupon U.S. Treasury security for the term of the option, and a grant price and exercise price of $18.00. No adjustments have been made for non-transferability or risk of forfeiture. The actual value of the options, if any, will depend on the extent to which the market value of the common stock exceeds the price of the option on the date of exercise.

(4) Less than 1%.

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTION/SAR VALUES

                                                                  NUMBER OF
                                                                 SECURITIES            VALUE OF
                                                                 UNDERLYING           UNEXERCISED
                                                                 UNEXERCISED         IN-THE-MONEY
                                         SHARES                    OPTIONS            OPTIONS AT
                                        ACQUIRED               AT MAY 31, 1995    MAY 31, 1995($)(2)
                                           ON        VALUE     ---------------   ---------------------
                                        EXERCISE    REALIZED    EXERCISABLE/         EXERCISABLE/
       NAME                                (#)         $       UNEXERCISABLE(1)      UNEXERCISABLE
       ----                             ---------   --------   ---------------   ---------------------
Bruce L. Busby........................     --          --      321,854/318,514   $3,939,616/$3,840,356
Christopher J. Marker.................     --          --      255,273/253,202    3,126,280/ 3,053,325
Jeffrey M. McKain.....................     --          --      102,826/ 98,228    1,356,663/ 1,183,309
Robert F. Pacquer.....................     --          --      106,846/103,763    1,306,688/ 1,251,427
Carl J. Napoli........................     --          --       59,376/116,204      728,131/ 1,402,232

---------------

(1) These amounts include exercisable and unexercisable investment options under the Company's Performance Investment Plan (the "PIP Plan"). Unlike traditional stock options, these options were acquired by the named individuals with their personal funds and represent those individuals' personal investment decisions. The option price paid by a participating key employee will be refunded without premium if an outstanding option remains unexercised on May 29, 1999.

    The options are evidenced by investment agreements which contain provisions governing the rights of participants to purchase the PIP Debentures, that are convertible in two steps into shares of the Company's common stock. Such investment agreements provide that the PIP Debentures may not be purchased prior to December 10, 1993, unless vesting is accelerated. Beginning on that date, the right of the holder to purchase the PIP Debentures vests at the rate of 25% per year so that the PIP Debentures are purchasable in full on December 10, 1996. Upon the occurrence of certain events which may constitute a change in control of the Company, the performance conditions may be deemed to be satisfied and the right of a holder to purchase the PIP Debentures will become fully vested. The effective conversion price of the PIP Debentures issued under the PIP Plan is $16.5375 (resulting in a $15.71 exercise price after the crediting of the initial $5,264 option purchase price), subject to adjustment.

    These options may be exercised through the Company's cashless option exercise program in which the shares acquired on exercise are immediately sold into the market and the exercise price and applicable taxes are deducted from the proceeds of such sale.

(2) Based on Fair Market Value of $28.625 on the last trading day of fiscal
    1995.

            LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR (1)

                                                                        ESTIMATED FUTURE PAYOUTS
                           NUMBER OF                                        UNDER NON-STOCK
                            SHARES,          PERFORMANCE OR                PRICE-BASED PLANS
                            UNITS OR          OTHER PERIOD         ----------------------------------
                             OTHER          UNTIL MATURATION       THRESHOLD    TARGET      MAXIMUM
          NAME             RIGHTS (#)          OR PAYOUT              (#)         (#)         (#)
          ----             ----------    ----------------------    ---------    -------    ----------
Bruce L. Busby...........  350,000(2)      5/31/96-5/31/2000(4)        0        350,000    350,000(5)
Christopher J. Marker....  200,000(2)      5/31/96-5/31/2000(4)        0        200,000    200,000(5)
Jeffrey M. McKain........  150,000(2)      5/31/96-5/31/2000(4)        0        150,000    150,000(5)
Robert F. Pacquer........  150,000(2)      5/31/96-5/31/2000(4)        0        150,000    150,000(5)
Carl J. Napoli...........    1,630(3)    3 years ending 5/31/97        0          1,630      2,445(6)

---------------

(1) This table describes declaration of eligibility to receive performance shares under the Company's 1990 Stock Incentive Plan to the five named executive officers during the last fiscal year. These shares are distinct from the stock options set forth in the table describing Option/SAR grants above.

(2) Awards of Performance Shares are provided under the 1990 Stock Incentive Plan. For the period indicated, the target awards of Performance Shares for Messrs. Busby, Marker, McKain and Pacquer were based upon (i) the number of restricted stock awards previously granted to each officer and (ii) similar awards given to executive officers of other healthcare companies and other public companies of similar size. In order to be eligible to receive these Performance Shares each year, participants must have retained at least 50% of the Performance Shares awarded in the previous year and must still be an employee of the Company. The financial target is the Company's budgeted earnings per share for each performance period.

(3) For the indicated period, Mr. Napoli's target award of Performance Shares was determined by first deriving an amount equal to a percentage determined by the Compensation Committee of the sum of his base salary plus any AIP award earned in the year prior to commencement of the performance period. This amount was then divided by a number approved by the Compensation Committee which approximated the fair market value of the Company's Common Stock over a specified period to determine the number of Performance Shares. The financial target is the sum of all-business pretax income for annual target awards under the Company's AIP for each performance period. Amounts payable at the close of each performance cycle are determined with respect to the composite of the pretax income from ongoing operations and from properties held for sale for the length of the performance cycle, subject to the final approval of the Compensation Committee.

(4) Under the terms of the award, each named executive officer is eligible to receive one-fifth of the total award indicated in July following the end of each fiscal year.

(5) Subject to the Compensation Committee's sole discretion to award all or any portion of the Performance shares, these officers may receive shares of common stock ranging from zero to 100% of the number of Performance Shares set forth under the heading "Number of Shares, Units or Other Rights" above, based upon actual performance in relation to earnings per share targets. The Threshold column represents a zero payout in the event the actual earnings per share are less than the earnings per share target. The Target and Maximum amounts assumes 100% of the number of Performance Shares is actually awarded. To be eligible for the awards in the Target and Maximum columns, earnings per share must equal or exceed the earnings per share target.

(6) Subject to the Compensation Committee's sole discretion to award all or any portion of the Performance Shares, Mr. Napoli may receive shares of Common Stock in amounts ranging from zero to 150% of the number of Performance Shares set forth under the heading "Number of Shares, Units or Other Rights" above, based upon actual performance in relation to financial performance targets. The Threshold column represents a zero payout in the event financial performance is equal to or less than the financial target. Target amounts assume 100% of the number of Performance Shares is actually awarded and Maximum amounts assume 150% of the number of Performance Shares is actually awarded. To be eligible for the awards in the Target and the Maximum columns, financial performance must exceed financial targets.

                     SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     The Supplemental Executive Retirement Plan (the "SERP") provides executive officers and certain other management employees with supplemental deferred benefits in the form of retirement payments for life.

     At retirement, the monthly benefit paid to participants will be a product of four factors: (i) the participant's highest average monthly earnings for any consecutive 60-month period during the ten years preceding retirement; (ii) the number of years of service to the Company to a maximum of 20 years (participants will receive a percentage credit for years of service prior to enrollment in the plan which increases gradually from 25% during the first year to 100% after five years from the date of enrollment); (iii) a vesting factor; and (iv) a percentage factor not to exceed 2.7% reduced to reflect the projected benefit from other Company retirement plans available to a participant and from Social Security. The monthly benefit is adjusted in the event of early retirement or termination of employment with the Company. The first day on which unreduced retirement benefits are available is age 62. In the event of the death of a participant, before or after retirement, one-half of the benefit earned as of the date of death will be paid to the surviving spouse for life or to the participant's children until the age of 21.

     With respect to participants, the Company has purchased life insurance policies to provide for certain obligations under the SERP relating to such individuals.

     In the event of a change of control of the Company (as defined under the SERP), participants will be deemed fully vested in the SERP without regard to actual years of service and will be entitled to the normal retirement benefits without reduction on or after age 60.

     The following table presents the estimated maximum annual retirement benefits payable on a straight-life annuity basis to participating executives under the Company's SERP in the earnings and years of service classifications indicated.

                               PENSION PLAN TABLE

                                        ESTIMATED ANNUAL RETIREMENT BENEFITS FOR
                                               YEARS OF SERVICE INDICATED
             AVERAGE          ------------------------------------------------------------
        ANNUAL EARNINGS       15 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
        ---------------       --------     --------     --------     --------     --------
        $125,000..........    $ 50,625     $ 67,500     $ 67,500     $ 67,500     $ 67,500
         150,000..........      60,750       81,000       81,000       81,000       81,000
         175,000..........      70,875       94,500       94,500       94,500       94,500
         200,000..........      81,000      108,000      108,000      108,000      108,000
         225,000..........      91,125      121,500      121,500      121,500      121,500
         250,000..........     101,250      135,000      135,000      135,000      135,000
         300,000..........     121,500      162,000      162,000      162,000      162,000
         350,000..........     141,750      189,000      189,000      189,000      189,000
         400,000..........     162,000      216,000      216,000      216,000      216,000
         450,000..........     182,250      243,000      243,000      243,000      243,000
         500,000..........     202,500      270,000      270,000      270,000      270,000

     "Earnings" as defined by the SERP is the participant's base salary excluding bonuses and other cash and non-cash compensation. Earnings, for purposes of the plan, are limited to increase at a rate not to exceed 8% per annum measured from the participant's earnings at his or her plan entry date. As of May 31, 1993, the earnings covered by the plan for Mr. Busby and Mr. McKain differed by more than 10% from the salaries set forth in the Summary Compensation Table. In November 1993, the Compensation Committee determined to rectify this inequity by amending the definition of Projected Earnings under the SERP as to Messrs. Busby and McKain to mean actual earnings of such officers on the effective date of their promotions plus an assumed increase of 8% per annum.

     As of May 31, 1995, the estimated credited years of service for the individuals named in the Summary Compensation Table were as follows: Mr. Busby,
25.9 years; Mr. Marker, 7.2 years; Mr. McKain, 15.6 years; Mr. Pacquer, 13.4 years and Mr. Napoli, 32.9 years.

EMPLOYMENT AGREEMENTS

     Mr. Marker has a contract with the Company and Tenet which requires Hillhaven to pay Mr. Marker a severance benefit (the payment of which is guaranteed by Tenet) of one year's base salary should he be terminated from the position of President.

SEVERANCE AGREEMENTS

     Effective May 24, 1994, the Company entered into agreements with each of the named executive officers, providing for the payment of severance compensation upon termination of employment consisting of a lump-sum payment of two years' base salary in the event of a change in control as defined in the agreement. The agreement with Mr. Marker provides that he will receive payment of a severance benefit of no more than two years' base salary from the operation of such agreement in combination with his other agreement with the Company and Tenet.

                           REMUNERATION OF DIRECTORS

     Directors who are not employees of the Company were paid at a rate of $24,000 a year for serving on the Board of Directors as well as an attendance fee of $1,000 for attending each Board meeting. In addition, directors receive $1,000 for attending each meeting of any committee on which they serve. Non-employee directors serving on the Executive Committee also receive a monthly fee of $500. Each non-employee Committee Chairman receives a fee of $2,000 per year for each committee for which he or she serves as Chairman. Directors also are reimbursed for travel expenses and other out-of-pocket costs incurred in attending meetings. Directors who are officers or employees of the Company do not receive any fees for Board or Board Committee service.

DIRECTORS' STOCK OPTION PLAN

     Directors who are not officers or employees of Hillhaven participate in the Directors' Stock Option Plan (the "Directors Plan"). Such directors are not eligible to participate in the 1990 Stock Incentive Plan. Under the Directors Plan, all members of the Board who are not officers or employees of the Company are granted an option to acquire 2,000 shares of Common Stock of the Company on the last Thursday of March of each year if serving as a director on that date. The number of shares of Hillhaven Common Stock that may be issued under the Directors Plan is 1% of the number of shares then outstanding. Options may be granted under the Directors Plan through December 31, 2005, unless the plan is terminated prior to such date.

     The options granted under the Directors Plan are non-qualified options. The basic term of an option expires not later than 15 years from the date of grant, and options are fully exercisable one year after the date of grant. The option price is the fair market value of a share of Hillhaven Common Stock on the date of the grant. The option price may be paid: (i) in cash; (ii) at the discretion of the Compensation Committee, by (a) exchanging Common Stock owned by the optionee or (b) executing a promissory note bearing interest at a rate determined by the Compensation Committee (currently 8.75%) and secured by shares of Hillhaven Common Stock; or (iii) by a combination of the above.

     Generally, if an optionee ceases to be an outside director of the Company due to any reason other than death, disability or retirement, the option will expire three months after the date service as a director ceases. If the optionee ceases to be a director due to retirement, the option will expire three years after the date service as a director ceases. If the optionee dies or becomes permanently disabled while serving as an outside director of the Company, the option will expire three years after the date of such death or disability.

     In the event of any change in the capitalization of the Company, such as a stock dividend or stock split, the Compensation Committee may make an appropriate adjustment to the outstanding awards and the number of shares reserved for issuance under the Directors Plan.

     The Company believes that the Directors Plan promotes the interest of the Company and its stockholders by strengthening the Company's ability to attract, motivate and retain outside directors with training, experience and ability and by encouraging the highest level of director performance by providing such persons with a proprietary interest in the Company.

     During the year ended May 31, 1995, Ms. Jacobs and Messrs. Beran, Burns, de Wetter, Andersons and Vance were each granted options under the Directors Plan for 2,000 shares of the Company's Common Stock. The Fair Market Value of a share of Hillhaven Common Stock on the date of the grant was $27.25.

     "Fair Market Value" means the average of the high and the low trading prices of a share of Common Stock on the New York Stock Exchange on the date as of which Fair Market Value is to be determined, or if no such sales were made on such date, the closing price of such shares on the New York Stock Exchange on the next preceding date on which there were such sales.

DIRECTORS RETIREMENT PLAN

     The Directors Retirement Plan (the "Retirement Plan") provides the members of the Board of Directors who are not employees of the Company with supplemental deferred benefits in the form of retirement payments for ten years following the later of each such member's termination of service or reaching the age of 65.

     At retirement, the annual benefit paid to each participant will equal the lesser of (i) 100% of his or her Final Annual Board Retainer (as defined in the Retirement Plan) or (ii) $24,000, increased by a compounded rate of 6% per year from 1995 to the year of the participant's termination of service, subject in both cases to a vesting factor. The retirement benefits will be paid in equal monthly installments. In the event of the death of a participant, before or after retirement, the benefits earned as of the date of death will be paid to the surviving spouse or the participant's children under the age of 21 for the remainder of the ten-year term.

     In the event of a change of control of the Company (as defined in the Retirement Plan), participants will be deemed fully vested in the Retirement Plan without regard to actual years of service and will be entitled to full retirement benefits without reduction on or after age 65.

                   COMPENSATION COMMITTEE REPORT ON EXECUTIVE
                       COMPENSATION FOR FISCAL YEAR 1995

1.  COMPENSATION COMMITTEE DUTIES AND EXECUTIVE COMPENSATION PHILOSOPHY

     The Compensation Committee is responsible for ensuring that the Company establishes and implements compensation and benefit programs which drive improvement in Company business performance (measured in terms of quality of care, total revenues, occupancy, census mix, operating margins and productivity, net income and earnings per share) in order to create greater shareholder value.

     Hillhaven's executive compensation programs are designed to attract, motivate and retain the high calibre executives who are required to successfully implement the Company's short and long term business strategies and promote long-term growth in shareholder value. The Committee reviews the Company's business and financial performance targets, established through the Company's annual planning process, to ensure that they represent a significant challenge for that fiscal year and the three-year strategic cycle, and are an appropriate basis for performance-based compensation as described below.

     Effective January 1, 1994, compensation payments in excess of $1 million to the Chief Executive Officer or the other four most highly compensated officers are subject to a limitation on deductibility for the Company under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Certain performance-based compensation is not subject to the limitation on deductibility. Compensation to the Chief Executive Officer or any other executive officer which is subject to the limitation has never exceeded $1 million and the Compensation Committee does not expect compensation subject to the limitation in 1995 to any such officers to be in excess of $1 million. If compensation subject to the limitation were, however, to exceed $1 million, the Company could not deduct the amount in excess of $1 million. In such event, the Compensation Committee intends to consider the advisability of amending the Company's plans in the future.

     Each member of the Compensation Committee is an outside Director with significant professional experience in linking business performance and executive compensation. No member of the Compensation Committee is a former or current officer of the Company or any of its subsidiaries.

2.  SPECIFIC COMPONENTS OF EXECUTIVE OFFICER COMPENSATION

     The Company's executive officer compensation program is based upon a "total compensation" approach and requires that a significant and appropriate amount of compensation be "at risk" and dependent on the Company achieving aggressive financial and operating performance targets. Incentives are not paid unless Company and individual results significantly exceed these performance targets, result in the satisfactory delivery of quality services and are achieved in compliance with Company ethics policies.

     The Company's executive officer compensation program consists of three primary components: (1) base salary; (2) an annual incentive plan with cash award; and (3) long-term, stock-based awards. In determining increases to base salaries and maximum cash and stock awards, the Compensation Committee establishes compensation levels designed to be competitive with compensation paid to officers in comparable positions with competitor companies in health care and other similar businesses. Whether maximum salary increases and incentive award amounts are ultimately paid is contingent upon the achievement of established Company performance targets discussed below and, in part, upon individual performance.

     Base salaries are determined from salary ranges established to position maximums at the 75th percentile of general and comparable industry salaries. Companies that are regularly reviewed to determine "comparable industry salaries" include various long term, subacute, acute and for profit health care providers, and are often regional or national competitors of Hillhaven. Some of these companies are included in the S&P Health Care Composite Index. Salary increases are based upon improved business results, as measured by growth in total revenues, "all-business pretax income" and earnings per share, and upon individual performance. These performance measures were exceeded in fiscal 1995.

     Cash incentives are utilized to clearly focus executive officers on significant year-to-year improvement in Company financial performance and earnings per share. Awards may range from 0% to 75% of an executive's base salary. The performance targets are established through the Company's annual business and financial planning process, and are based on substantial improvements beyond budget in "all-business pretax income", which drives improvements in earnings per share. In addition, incentives can be, and will be, eliminated if certain service quality or ethical standards are not met. These performance targets were exceeded in fiscal 1995.

     Longer-term improvements in business performance and shareholder value are driven through stock-based incentive plans. The Committee believes that equity incentives align the economic interests of executive officers with the interests of all shareholders, which further drives shareholder value. Long-term incentives are provided through grants of Stock Options, "Restricted Shares" and "Performance Shares", and are awarded for achieving significant growth in shareholder value.

     Stock Options are awarded at fair market value on the date of grant and must be held for at least one year before they can be exercised.

     "Restricted Shares" are subject to forfeiture if employment does not continue for a specified period (three to five years). Certain restricted shares are subject to forfeiture if performance targets are not met. The Compensation Committee believes that these awards drive significant improvement in business performance and shareholder value and also are important in the retention of the key senior executives required to lead continued improvement in Company performance.

     "Performance Shares" represent the eligibility to receive shares of Common Stock in the future if Company performance exceeds a specified financial target for the succeeding three-year period. The first three-year cycle for potential performance share awards ended May 31, 1995.

     The Company's five-year award cycle of restricted stock awards established to retain and motivate senior executive officers ended with restrictions lapsing in January through March 1995. The Committee determined that this type of program provides significant retention value and further aligns executive officers with shareholder interests. The Committee also determined that significant stock grants continued to be appropriate for senior executive officers to ensure competitive total compensation. The Committee determined that the further use of restricted awards would have significant impact on earnings this year, and that Company performance in future years should be a major factor in making stock awards to senior executive officers.

     In December 1994, the Committee recommended, and the Board of Directors approved, a five-year award cycle of performance share awards for senior executive officers. Unlike the expired restricted stock award program for senior executive officers, awards of performance shares will only be made if company performance exceeds specific financial and earnings per share targets. The first awards under this program are scheduled for July 1996, based upon the Company's performance for fiscal year 1996. The Committee retains the authority to determine each year if any awards will be made, and the size of the awards, based upon Company performance.

     The Compensation Committee continues to determine the potential equity awards for each eligible executive officer, and the actual award will only be paid if the financial target has been met or exceeded. In determining the size of these awards, the Committee reviews the Company's performance for the respective fiscal year (focusing on all-business pretax income and earnings per share), the contribution of each of the Company's executive officers and the amount of equity then held by each executive officer. The financial targets are monitored throughout the period to ensure that there has been an appropriate improvement in earnings per share to justify any awards.

     In addition to the incentive plans noted above, in May 1992, the Company, with the approval of its shareholders and the Board of Directors, implemented the Company's Performance Investment Plan. While the primary purpose of this plan was to raise capital at favorable rates, a significant component of the plan involved investment by officers of personal funds to acquire options to purchase the Company's convertible debentures, which are convertible into the Company's Common Stock. The exercise price of these options was set at 135% of the stock price at the time the options were purchased. While this plan is administered by a separate committee of outside directors, the Compensation Committee believes that it should be noted in this report (even though not viewed as compensation), since it also serves to closely align executives with the interests of all shareholders. Officers will only realize gains under the plan if the price of the Company's Common Stock appreciates, thereby benefiting all shareholders.

3.  COMPANY PERFORMANCE

     In evaluating the Company's performance for fiscal year 1995, for the purpose of making executive officer compensation decisions, the Compensation Committee has reviewed a number of aspects of the Company's performance. The Compensation Committee has particularly noted the Company's continued success in creating a more competitive and profitable enterprise focused on improved core business performance and higher margin subacute health services, rehabilitative care and pharmacy services.

     The Company has been able to improve its operating margins in its traditional long term care business by increasing total occupancy and the amount of revenues from higher revenue business such as subacute care and rehabilitative services. Occupancy continued to be strong, with an average rate for nursing center beds of 92.8% for the fiscal year.

     For fiscal year 1995, normalized pretax income from operations grew to $70.4 million from normalized $56.3 million in fiscal year 1994, for a 25% increase. Net income significantly increased from a normalized $36.6 million in fiscal year 1994 to $47.1 million in fiscal year 1995. Earnings per share were $1.40 (fully diluted) for fiscal year 1995, a normalized improvement of 26%.

     Total net operating revenues for fiscal year 1995 increased by 7%, as institutional pharmacy revenues increased 12%, retirement housing revenues grew 10%, and specialty service programs (physical, occupational and speech rehabilitation therapies, and subacute care) grew 30% to $399 million. The Company's revenues from subacute medical and rehabilitation services improved from 26% of patient care revenues in fiscal year 1994 to 30% in fiscal year 1995.

     Significant gains have been achieved again in fiscal year 1995 in service quality and the effective management of the Company's workforce. Workers' compensation lost time claims decreased 21.2% from the previous fiscal year.

     Also during fiscal year 1995, the Company began to leverage its strategic growth opportunities, as follows:

     o acquired a significant infusion therapy/pharmacy business

     o entered into a definitive agreement to acquire Nationwide Care, Inc. and its related entities (27 nursing and assisted living centers)

     o opened a new 120 bed nursing center in Ft. Myers, Florida

     o spent $63.3 million on routine facility renovation, maintenance, and internal development of nursing centers through licensed beds, rehabilitation and assisted living additions, and on the acquisition of previously leased facilities.

     From May 1990 through May 31, 1995, the Company has outperformed the S&P 500 Index and the S&P Health Care Composite Index as illustrated in the Comparison of Cumulative Total Returns. The Committee views the Comparison of Cumulative Total Returns as a longer-term view of the Company's progress in becoming a competitive investment, and it will not necessarily directly relate to year-to-year compensation decisions.

4. CEO COMPENSATION

     For fiscal year 1995, Mr. Busby was paid a base salary of $445,193. Mr. Busby's base salary is in the median range of base salaries of CEO's of companies of similar size in health care and other similar businesses.

     In determining the amount of Mr. Busby's annual incentive plan award of $337,500, and in determining the number of Performance Shares, which Mr. Busby is eligible to receive commencing July 1996, the Compensation Committee considered the significant improvement in financial and operating performance which the Company has experienced in fiscal year 1995 and the previous three fiscal years, as well as the significant growth in pretax income and earnings per share under Mr. Busby's leadership, as previously noted in Section 3 of this Report. During fiscal year 1995, the Company has met or exceeded challenging business performance targets for net income, earnings per share, new business development and cash flow. These achievements represent significant improvement from fiscal year 1994. Additionally, the Company has continued to make substantial improvements in the quality of services provided and in the effective management of its workforce.

     Additionally, the Committee considered Mr. Busby's excellent governance in various merger and acquisition opportunities. These important matters were appropriately handled while also ensuring that the Company continued to achieve excellent operating results, as noted above.

     The Compensation Committee believes that Mr. Busby's leadership is key to these excellent business results and that he has earned his compensation in leading the Company to such performance in fiscal year 1995.

     The Compensation Committee has determined that executive officer compensation will continue to track Company performance. If Company performance and earnings per share do not continue to improve, total compensation for Mr. Busby and other executive officers will be adjusted accordingly.

                                          COMPENSATION COMMITTEE:
                                          Peter de Wetter, Chairman
                                          Dinah Jacobs
                                          Jack O. Vance

                     COMPARISON OF CUMULATIVE TOTAL RETURNS

   THE HILLHAVEN CORPORATION, S & P 500 INDEX AND S & P HEALTH CARE COMPOSITE

     The following performance graph compares the total returns (assuming reinvestment of dividends) of The Hillhaven Corporation Common Stock, the S & P 500 Index and the S & P Health Care Composite. The graph assumes $100 invested on February 2, 1990 for Hillhaven (the first day of regular way trading of the Company's Common Stock on the American Stock Exchange) and on February 1, 1990 for the S & P 500 Index and the S & P Health Care Composite and shows the cumulative total return as of each May 31 thereafter.

                                                                      S & P
                                                                      Health
     Measurement Period              Hillhaven                         Care
   (Fiscal Year Covered)            Corporation      S & P 500       Composite
   ---------------------            -----------      ---------       ---------
           1990                       $100.00         $100.00         $100.00
           1991                        190.91          111.79          134.86
           1992                        172.73          122.81          146.51
           1993                        231.78          137.06          127.19
           1994                        278.18          142.90          125.94
           1995                        416.36          171.75          171.06

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

     The following table shows the name, address, number of shares held, and percentage of shares held as of August 17, 1995 by each person or entity known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, based upon publicly available information as of August 17, 1995.

                NAME AND ADDRESS               AMOUNT AND NATURE OF               PERCENT
              OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)             OF CLASS
              -------------------             ------------------------            --------
        Tenet Healthcare Corporation         8,878,147 sole dispositive             23.43%
          2700 Colorado Avenue               and voting power(2)
          Santa Monica, California 90404
        Thomas E. Phillippe, Sr.             2,560,948 sole dispositive              6.76%
          11721 Sea Star Drive               and voting power
          Indianapolis, Indiana 46356

---------------

(1) Based on information furnished to the Company by representatives of such beneficial owners.

(2) Excludes 35,000 shares of Series C Preferred Stock and 65,430 shares of Series D Preferred Stock held by Tenet which have no voting rights.

                             STOCK OWNERSHIP TABLE

     The table below presents the Common Stock ownership of all directors, the Chief Executive Officer and the four next most highly compensated executive officers, and all executive officers and directors as a group as of August 17, 1995. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the securities beneficially owned.

                                                              SHARES OF            PERCENT
                                                             COMMON STOCK         OF COMMON
                                                          BENEFICIALLY OWNED     STOCK OWNED
                                                          ------------------     -----------
        Bruce L. Busby(1)(3)............................         684,938            1.80%
        Christopher J. Marker(2)(3).....................         480,379            1.27%
        Maris Andersons(4)..............................          10,700            *
        Walter F. Beran(5)..............................          16,740            *
        Donald S. Burns.................................               0            *
        Peter de Wetter(5)..............................          15,080            *
        Dinah Jacobs(6).................................           6,200            *
        Jack O. Vance(5)................................          12,000            *
        Jeffrey M. McKain(7)............................         156,316            *
        Robert F. Pacquer(8)............................         203,009            *
        Carl J. Napoli(9)...............................          88,176            *
        Executive officers and directors as a group
          (15 persons)(10)..............................       1,920,552            5.01%

---------------

  *  Less than 1%

 (1) Includes options to purchase an aggregate of 22,946 shares of Common Stock granted pursuant to the 1990 Stock Incentive Plan and options to purchase an aggregate of 305,528 shares of Common Stock granted pursuant to the Performance Investment Plan.

 (2) Includes options to purchase an aggregate of 18,357 shares of Common Stock granted pursuant to the 1990 Stock Incentive Plan, options to purchase an aggregate of 241,876 shares of Common Stock granted pursuant to the Performance Investment Plan and 3,200 shares held by a charitable remainder trust of which Mr. Marker and his wife control investment and voting power as trustees.

 (3) Does not include the right to vote certain shares held by The Hillhaven Corporation Grantor Trust (the "Trust"). Under the terms of the Trust Agreement, the voting of the shares held by the Trust is passed through to participants in Hillhaven's stock-based benefit plans who either have purchased shares pursuant to the Company's Employee Monthly Stock Investment Plan (the "EMSIP") during the last 12 months or currently hold vested, unexercised options (the "Eligible Participants"). Each Eligible Participant has the right to direct the vote with respect to a number of shares held by the Trust as determined by the following formula: multiply the shares held by the Trust by a fraction for each Eligible Participant who has given voting instructions. The numerator of such fraction equals the sum of (1) shares purchased pursuant to the EMSIP by the participant during the preceding 12 months, and (2) the total vested, unexercised options held by the participant; the denominator equals the total number of shares purchased pursuant to the EMSIP during the preceding 12 months by all Eligible Participants who have exercised their voting rights plus the total number of vested, unexercised options held by all Eligible Participants who have exercised their voting rights. As of August 17, 1995, the Trust held 4,025,169 shares; the denominator for the fraction would be 3,827,388 shares if all Eligible Participants voted and the numerator for the fraction would be 328,474 for Mr. Busby and 260,233 for Mr. Marker.

 (4) Includes 1,200 shares owned by spouse.

 (5) Includes options to purchase 10,000 shares of Common Stock granted pursuant to the 1990 Directors Stock Option Plan.

 (6) Includes options to purchase 6,000 shares of Common Stock granted pursuant to the 1990 Directors Stock Option Plan.

 (7) Includes options to purchase an aggregate of 16,464 shares of Common Stock granted pursuant to the 1990 Stock Incentive Plan and options to purchase an aggregate of 89,112 shares of Common Stock granted pursuant to the Performance Investment Plan.

 (8) Includes options to purchase an aggregate of 6,924 shares of Common Stock granted pursuant to the 1990 Stock Incentive Plan and options to purchase an aggregate of 101,842 shares of Common Stock granted pursuant to the Performance Investment Plan.

 (9) Includes options to purchase an aggregate of 3,720 shares of Common Stock granted pursuant to the 1990 Stock Incentive Plan, options to purchase an aggregate of 57,286 shares of Common Stock granted pursuant to the Performance Investment Plan, 2,000 shares which Mr. Napoli owns jointly with his wife, and 500 shares held in Mr. Napoli's wife's name in an IRA account.

(10) Includes (a) options to purchase the aggregate amount of 78,468 shares of Common Stock granted to certain executive officers pursuant to the 1990 Stock Incentive Plan, (b) options to purchase an aggregate of 954,772 shares of Common Stock granted pursuant to the Performance Investment Plan, and (c) options to purchase 38,000 shares of Common Stock granted pursuant to the 1990 Directors' Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

                                                                                        PAGE
                                                                                        ----
    1.  FINANCIAL STATEMENTS.
    Independent Auditors' Report......................................................   F-1
    Consolidated Balance Sheets -- as of May 31, 1995 and 1994........................   F-2
    Consolidated Statements of Income -- Years Ended May 31, 1995, 1994 and 1993......   F-3
    Consolidated Statements of Cash Flows -- Years Ended May 31, 1995, 1994 and
      1993............................................................................   F-4
    Consolidated Statements of Stockholders' Equity -- Years Ended May 31, 1995, 1994
      and 1993........................................................................   F-5
    Notes to Consolidated Financial Statements........................................   F-7
    Quarterly Financial Summary (unaudited)...........................................  F-23
    2. FINANCIAL STATEMENT SCHEDULES.
    Schedule VIII      Valuation and Qualifying Accounts..............................   S-1

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

     3.  EXHIBITS.

EXHIBIT
  NO.       ITEM/DOCUMENT
-------     --------------
    (3)        ARTICLES OF INCORPORATION AND BY-LAWS
                  3.01         Amended and Restated Articles of Incorporation of Hillhaven
                               (Incorporated by reference to Exhibit J to Exhibit 2 to the document referred to in Note 1 below)
                  3.02         Amended and Restated By-Laws of Hillhaven (Incorporated by
                               reference to Exhibit 3.02 to the document referred to in Note 10 below)

    (4)        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
                  4.01         Amended and Restated Articles of Incorporation of Hillhaven (See
                               Exhibit 3.01)
                  4.02         Amended and Restated By-Laws of Hillhaven (See Exhibit 3.02)
                  4.03         Form of Common Stock Certificate of Hillhaven (Incorporated by
                               reference to Exhibit 4.3 to the document referred to in Note 1 below)
                  4.04         Warrant and Registration Rights Agreement among Hillhaven, Tenet and Manufacturers Hanover Trust Company of California, dated as of
                               January 31, 1990 (Incorporated by reference to Exhibit 4.4 to the document referred to in Note 1 below)
                  4.05         Rights Agreement between Hillhaven and Manufacturers Hanover Trust
                               Company of California, dated as of January 31, 1990 (Incorporated by reference to Exhibit 4.6 to the document referred to Note 1 below)
                  4.06         Form of Rights Certificate (Incorporated by reference to Exhibit A to Exhibit 4.6 to the document referred to in Note 1 below)
                  4.07         Form of Amendment dated as of January 16, 1995 to Rights Agreement
                               (Incorporated by reference to Exhibit 8 to the document referred to in Note 16 below)

EXHIBIT
  NO.       ITEM/DOCUMENT
-------     --------------
                  4.08         Form of Amendment dated February 7, 1995 to Rights Agreement
                               (Incorporated by reference to Exhibit 10 to the document referred to in Note 17 below)
                  4.09         Agreement concerning purchase by NME Properties Corp., of Series C
                               Preferred Stock of Hillhaven and prepayment by First Healthcare
                               Corporation of indebtedness to NME Properties Corp., dated at or prior to 11:59 p.m. on November 30, 1991 between Tenet, NME
                               Properties Corp., Hillhaven and First Healthcare Corporation
                               (Incorporated by reference to Exhibit 4(a) to the document referred to in Note 2 below)
                  4.10         Certificate of Designation, Preferences and Rights of Series C
                               Preferred Stock of Hillhaven (Incorporated by reference to Exhibit
                               4(b) to the document referred to in Note 2 below)
                  4.11         Certificate of First Amendment to Certificate of Designation,
                               Preferences and Rights of Series C Preferred Stock of The Hillhaven
                               Corporation (Incorporated by reference to Exhibit 4(b) to the document referred to in Note 9 below)
                  4.12         Form of Indenture between Hillhaven and Bankers Trust Company, as
                               Trustee with respect to the 7 3/4% Convertible Subordinated
                               Debentures due 2002 (Incorporated by reference to Exhibit 4.14 to the document referred to in Note 4 below)
                  4.13         Form of 7 3/4% Convertible Subordinated Debenture due 2002
                               (Incorporated by reference to Exhibit 4.15 to the document referred to in Note 4 below)
                  4.14         Form of Indenture between Hillhaven and State Street Bank and Trust
                               Company, as Trustee with respect to the 10 1/8% Senior Subordinated
                               Notes due 2001 (Incorporated by reference to Exhibit 4.01 to the document referred to in Note 5 below)
                  4.15         Form of 10 1/8% Senior Subordinated Note due 2001 (Incorporated by
                               reference to Exhibit 4.02 to the document referred to in Note 5 below)
                  4.16         Agreement Concerning Purchase by NME Properties Corp. and Certain
                               Subsidiaries of Series D Preferred Stock of The Hillhaven
                               Corporation, dated as of September 1, 1993 among Hillhaven, First
                               Healthcare Corporation, Tenet, NME Properties Corp. and certain subsidiaries of NME Properties Corp. (Incorporated by reference to
                               Exhibit 4.14 to the document referred to in Note 10 below)
                  4.17         Certificate of Designation, Preferences and Rights of Series D
                               Preferred Stock of The Hillhaven Corporation (Incorporated by
                               reference to Exhibit 4(a) to the document referred to in Note 9 below)
                  4.18         Certificate Concerning Reverse Stock Split of The Hillhaven
                               Corporation (Incorporated by reference to Exhibit 4(c) to the document referred to in Note 9 below)
                  4.19         Credit Agreement dated as of September 2, 1993, between First
                               Healthcare Corporation, as lender, and Hillhaven PIP Funding I,
                               Inc., as borrower (Incorporated by reference to Exhibit 4.07 to the document referred to in Note 8 below)
                  4.20         The Hillhaven Corporation 1991 Performance Investment Plan
                               (Incorporated by reference to Exhibit 10.24 to the document referred to in Note 1 below)

EXHIBIT
  NO.       ITEM/DOCUMENT
-------     --------------
                  4.21         Certificate of Designation, Preferences and Rights of Series B
                               Convertible Preferred Stock (Incorporated by reference to Exhibit
                               4.03 to the document referred to in Note 8 below)
                  4.22         Form of Indenture between Hillhaven and Chemical Bank, as Trustee with respect to the Convertible Debentures due May 29, 1999
                               (Incorporated by reference to Exhibit 4.01 to the document referred to in Note 8 below)
                  4.23         Form of Convertible Debenture due May 29, 1999 (Incorporated by
                               reference to Exhibit 4.02 to the document referred to in Note 8 below)

 (10)        MATERIAL CONTRACTS
                 10.01         Services Agreement between Hillhaven and Tenet, dated as of January
                               31, 1990 (Incorporated by reference to Exhibit 10.2 to the document referred to in Note 1 below)
                 10.02         Tax Sharing Agreement between Hillhaven and Tenet, dated as of
                               January 31, 1990 (Incorporated by reference to Exhibit 10.3 to the document referred to in Note 1 below)
                 10.03         Government Programs Agreement between Hillhaven and Tenet, dated
                               January 31, 1990 (Incorporated by reference to Exhibit 10.4 to the document referred to in Note 1 below)
                 10.04         Insurance Agreement between Hillhaven and Tenet, dated as of
                               January 31, 1990 (Incorporated by reference to Exhibit 10.5 to the document referred to in Note 1 below)
                *10.05         Employee and Employee Benefits Agreement between Hillhaven and
                               Tenet, dated as of January 31, 1990 (Incorporated by reference to
                               Exhibit 10.6 to the document referred to in Note 1 below)
                *10.06         Resignation Agreement and General Release between Hillhaven and
                               Richard K. Eamer, dated as of September 15, 1993 (Incorporated by reference to Exhibit 10.06 to the document referred to in Note 10 below)
                *10.07         Employment Agreement between Hillhaven and Leonard Cohen, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.21 to the document referred to in Note 1 below)
                *10.08         Amendment No. One to Employment Agreement between Hillhaven and
                               Leonard Cohen, dated as of May 31, 1994 (Incorporated by reference to Exhibit 10.08 to the document referred to in Note 10 below)
                *10.09         Severance Agreement among Hillhaven, Tenet and Christopher J.
                               Marker, dated as of January 31, 1990 (Incorporated by reference to
                               Exhibit 10.23 to the document referred to in Note 1 below)
                *10.10         Severance Agreement between Hillhaven and Christopher J. Marker, dated as of May 24, 1994 (Incorporated by reference to Exhibit
                               10.10 to the document referred to in Note 10 below)
                *10.11         Form of Severance Agreement between Hillhaven and certain of its officers (Incorporated by reference to Exhibit 10.11 to the document referred to in Note 10 below)
                *10.12         Form of Amendment to Severance Agreement between Hillhaven and certain of its officers (Incorporated by reference to Exhibit 10 to the document referred to in Note 13 below)

EXHIBIT
  NO.          ITEM/DOCUMENT
-------        --------------
                    10.13         Form of Indemnification Agreement between Hillhaven and certain of its executive officers (Incorporated by reference to Exhibit 4.8 to the document referred to in Note 1 below)
                   *10.14         Hillhaven Directors' Stock Option Plan (Incorporated by reference to Exhibit 10.18 to the document referred to in Note 1 below)
                   *10.15         The Amended Hillhaven Corporation Board of Directors Retirement
                                  Plan
                   *10.16         Hillhaven Deferred Savings Plan (Incorporated by reference to
                                  Exhibit 10.11 to the document referred to in Note 1 below)
                   *10.17         Hillhaven 1990 Stock Incentive Plan (Incorporated by reference to
                                  Exhibit 10.12 to the document referred to in Note 1 below)
                   *10.18         Hillhaven Annual Incentive Plan, amended as of December 6, 1994
                   *10.19         Hillhaven Long Term Incentive Plan (Incorporated by reference to
                                  Exhibit 10.14 to the document referred to in Note 1 below)
                   *10.20         Hillhaven Deferred Compensation Plan
                   *10.21         Amended and Restated Hillhaven Supplemental Executive Retirement
                                  Plan
                   *10.22         Hillhaven Individual Retirement Annuity Plan (Incorporated by
                                  reference to Exhibit 10.19 to the document referred to in Note 1 below)
                    10.23         Form of Assignment and Assumption of Lease Agreement between
                                  Hillhaven and certain subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related
                                  Guaranty by Hillhaven, dated on or prior to January 31, 1990
                                  (Incorporated by reference to Exhibit 10.7 to the document referred to in Note 1 below)
                    10.24         Form of Management Agreement between First Healthcare Corporation and certain Tenet subsidiaries, dated on or prior to January 31,
                                  1990 (Incorporated by reference to Exhibit 10.10 to the document referred to in Note 1 below)
                    10.25         Reorganization and Distribution Agreement between Hillhaven and
                                  Tenet, dated as of January 8, 1990, as amended on January 30, 1990
                                  (Incorporated by reference to Exhibit 2.01 to the document referred to in Note 1 below)
                    10.26         Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990 (Incorporated by reference to Exhibit
                                  10.8 to the document referred to in Note 1 below)
                    10.27         First Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of October 30, 1990 (Incorporated by reference to Exhibit 10.27 to the document referred to in Note 10 below)
                    10.28         First Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of May 30, 1991 (Incorporated by reference to Exhibit 10.45 to the document referred to in Note 3 below)
                    10.29         Second Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of October 2, 1991 (Incorporated by reference to Exhibit 10.46 to the document referred to in Note 3 below)
                    10.30         Third Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of April 1, 1992 (Incorporated by reference to Exhibit 10.47 to the document referred to in Note 3 below)
                    10.31         Fourth Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of November 12, 1992 (Incorporated by reference to Exhibit 10.13 to the document referred to in Note 6 below)

EXHIBIT
  NO.          ITEM/DOCUMENT
-------        --------------
                    10.32         Fifth Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of February 19, 1993 (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 6 below)
                    10.33         Sixth Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of May 28, 1993 (Incorporated by reference to Exhibit 10.15 to the document referred to in Note 6 below)
                    10.34         Seventh Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of May 28, 1993 (Incorporated by reference to Exhibit 10.34 to the document referred to in Note 10 below)
                    10.35         Eighth Amendment to Guarantee Reimbursement Agreement between
                                  Hillhaven and Tenet, dated as of September 2, 1993 (Incorporated by reference to Exhibit 10.35 to the document referred to in Note 10 below)
                    10.36         Amended and Restated Loan Agreement among Hillhaven, New Pond
                                  Village Associates and Bay Bank of Boston, N.A., dated as of August
                                  25, 1989 and effective November 1, 1991 (Incorporated by reference to Exhibit 10.52 to the document referred to in Note 3 below)
                    10.37         Facility Agreement among First Healthcare Corporation and Certain
                                  Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit
                                  10.42 to the document referred to in Note 3 below)
                    10.38         First Amendment to Facility Agreement among First Healthcare
                                  Corporation and Certain Limited Partnerships, dated as of July 31,
                                  1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.43 to the document referred to in Note 3 below)
                    10.39         Letter of Intent dated June 22, 1993 between Hillhaven and Tenet
                                  (Incorporated by reference to Exhibit 10.63 to the document referred to in Note 6 below)
                    10.40         Agreement and Waiver, dated as of September 2, 1993, by and among
                                  Hillhaven, First Healthcare Corporation, Tenet and certain Tenet subsidiaries (Incorporated by reference to Exhibit 10.52 to the document referred to in Note 10 below)
                    10.41         Novation Agreement among Hillhaven Funding Corporation, Banque
                                  Indosuez, New York Branch, Banque Nationale de Paris, San Francisco
                                  Agency, Bank of America National Trust and Savings Association and
                                  Seattle-First National Bank, dated as of April 29, 1994
                                  (Incorporated by reference to Exhibit 10.53 to the document referred to in Note 10 below)
                    10.42         Amended and Restated Master Sale and Servicing Agreement among
                                  Hillhaven Funding Corporation, Hillhaven and certain Hillhaven subsidiaries, dated as of April 29, 1994 (Incorporated by reference to Exhibit 10.54 to the document referred to in Note 10 below)
                    10.43         Amended and Restated Liquidity Agreement between Hillhaven Funding
                                  Corporation, Bank of America National Trust and Savings Association
                                  and Seattle-First National Bank dated as of April 29, 1994
                                  (Incorporated by reference to Exhibit 10.55 to the document referred to in Note 10 below)
                    10.44         Amendment No. 4 to Credit Agreement, dated as of October 28, 1994,
                                  Amending (and Restating) the $360,000,000 Credit Agreement dated as of September 1, 1993 (Incorporated by reference to Exhibit 10 to the document referred to in Note 11 below)

EXHIBIT
  NO.         ITEM/DOCUMENT
-------       --------------
                    10.45         Amendment No. 5 to Credit Agreement, dated as of April 21, 1995,
                                  Amending the $360,000,000 Credit Agreement dated as of September 1,
                                  1993
                    10.46         Trust Agreement Between The Hillhaven Corporation and Wachovia Bank
                                  of North Carolina, N.A., as Trustee, dated as of January 16, 1995
                                  (Incorporated by reference to Exhibit 99.01 to the document referred to in Note 12 below)
                    10.47         Stock Purchase Agreement, dated as of January 16, 1995
                                  (Incorporated by reference to Exhibit 99.02 to the document referred to in Note 12 below)
                    10.48         Amended and Restated Agreement and Plan of Share Exchange and
                                  Agreements to Assign Partnership Interests dated as of February 27,
                                  1995 by and among The Hillhaven Corporation, Nationwide Care, Inc.,
                                  Phillippe Enterprises, Inc., Meadowvale Skilled Care Center, Inc.
                                  and Specified Partners of Camelot Care Centers, Evergreen Woods,
                                  Ltd. and Shangri-La Partnership (Incorporated by reference to
                                  Exhibit 2.01 to the document referred to in Note 14 below)
                    10.49         Amended and Restated Agreement and Plan of Merger (Incorporated by
                                  reference to Appendix A to the document referred to in Note 15)
                    10.50         Other Debt Instruments -- Copies of additional debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

   (11)        COMPUTATION OF PER SHARE EARNINGS
                    11.01         Statement re: Computation of Per Share Earnings

   (21)        SUBSIDIARIES
                    21.01         Subsidiaries of the Registrant

   (23)        CONSENT OF EXPERTS AND COUNSEL
                    23.01         Consent of Independent Accountants, KPMG Peat Marwick LLP

   (99)        MISCELLANEOUS
                    99.01         Section entitled "Operations and Management After The Merger" from
                                  Vencor, Inc. Form S-4 (File No. 33-59345) (See Note 15 below)

    NOTE
  REFERENCE                                   DOCUMENT
  ---------   -------------------------------------------------------------------------
      1.      Quarterly Report on Form 10-Q for the quarter ended November 30, 1989, as amended.
      2.      Quarterly Report on Form 10-Q for the quarter ended November 30, 1991, as amended.
      3.      Annual Report on Form 10-K for the year ended May 31, 1992, as amended.
      4.      Registration Statement on Form S-1 (File No. 33-48755).
      5.      Registration Statement on Form S-3 (File No. 33-65718).
      6.      Annual Report on Form 10-K for the year ended May 31, 1993.
      7.      Current Report on Form 8-K dated September 2, 1993.
      8.      Registration Statement on Form S-3 (File No. 33-50833).
      9.      Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.
     10.      Annual Report on Form 10-K for the year ended May 31, 1994.
     11.      Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.
     12.      Current Report on Form 8-K dated January 27, 1995.
     13.      Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.

    NOTE
  REFERENCE                                 DOCUMENT
  ---------                                 --------
     14.      Registration Statement on Form S-4 (File No. 33-58641).
     15.      Registration Statement on Form S-4 of Vencor, Inc. (File No. 33-59345).
     16.      Form 8-A/A dated as of January 20, 1995.
     17.      Form 8-A/A dated as of February 10, 1995.

---------------

* Management contracts and compensatory plans or arrangements required to be filed as an Exhibit to comply with Item 14(a)(3).

     (b) Reports filed on Form 8-K:

     1. A Form 8-K, dated April 23, 1995, was filed during the quarter to disclose an agreement to merge with Vencor, Inc. as follows:

     On April 23, 1995, The Hillhaven Corporation (the "Company") signed a definitive merger agreement under which Vencor, Inc. ("Vencor") will acquire the Company and its affiliated corporations and partnerships (the "Merger"). In consideration for the Merger, the Company's stockholders will receive $32.25 in value in Vencor common stock for each share owned of the Company's common stock. Based upon the closing price of $37.00 per share of Vencor's shares on Friday, April 21, 1995, the terms equate to an exchange ratio of 0.872 shares of Vencor common stock for each share of the Company's common stock. The agreement specifies that the exchange ratio can be adjusted under certain circumstances, depending upon Vencor's market price prior to closing, but under no circumstances can the ratio be adjusted down to less than 0.768 nor higher than 0.977. The transaction will be structured as a pooling of interests and as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The closing is scheduled during the third calendar quarter of 1995.

     No financial statements were filed with the Form 8-K.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE HILLHAVEN CORPORATION

                                          By:      /s/   BRUCE L. BUSBY
                                             -----------------------------------
                                                         Bruce L. Busby
                                                    Chief Executive Officer

                                          Date:          August 25, 1995
                                               ---------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                   TITLE                       DATE
---------------------------------------------    -------------------------------    ----------------
          /s/  BRUCE L. BUSBY                        Chief Executive Officer,       August 25, 1995
---------------------------------------------          Chairman of the Board
               Bruce L. Busby                              and Director

          /s/  ROBERT F. PACQUER                       Senior Vice President        August 25, 1995
---------------------------------------------       and Chief Financial Officer
               Robert F. Pacquer                   (principal financial officer)

          /s/  MICHAEL B. WEITZ                         Vice President and          August 25, 1995
---------------------------------------------      Principal Accounting Officer
              Michael B. Weitz

         /s/  CHRISTOPHER J. MARKER                  President and Director         August 25, 1995
---------------------------------------------
              Christopher J. Marker

            /s/  MARIS ANDERSONS                           Director                 August 25, 1995
---------------------------------------------
                 Maris Andersons

            /s/  WALTER F. BERAN                           Director                 August 25, 1995
---------------------------------------------
                 Walter F. Beran

            /s/  DONALD S. BURNS                           Director                 August 25, 1995
---------------------------------------------
                 Donald S. Burns

            /s/  PETER DE WETTER                           Director                 August 25, 1995
---------------------------------------------
                 Peter de Wetter

              /s/  DINAH JACOBS                            Director                 August 25, 1995
---------------------------------------------
                   Dinah Jacobs

              /s/  JACK O. VANCE                           Director                 August 25, 1995
---------------------------------------------
                   Jack O. Vance

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of The Hillhaven Corporation:

     We have audited the accompanying consolidated balance sheets of The Hillhaven Corporation and subsidiaries (Hillhaven) as of May 31, 1995 and 1994 and the related consolidated statements of income, cash flows and stockholders' equity for each of the years in the three-year period ended May 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the index on page 36 of this annual report. These consolidated financial statements are the responsibility of the management of Hillhaven. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of The Hillhaven Corporation and subsidiaries as of May 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 7 to the consolidated financial statements, effective June 1, 1992 Hillhaven changed its method of providing income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

KPMG PEAT MARWICK LLP

Seattle, Washington
July 7, 1995

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                     ASSETS

                                                                               MAY 31,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
Current assets:
  Cash and cash equivalents.........................................  $   47,247     $   49,888
  Accounts and notes receivable, less allowance for doubtful
     accounts of $12,883 and $10,337 in 1995 and 1994...............     180,327        152,962
  Inventories.......................................................      18,048         20,772
  Prepaid expenses and other current assets.........................      31,256         35,011
                                                                      ----------     ----------
          Total current assets......................................     276,878        258,633
                                                                      ----------     ----------
Long-term notes receivable, less allowance for doubtful accounts of
  $15,011 and $14,608 in 1995 and 1994..............................      81,444         84,944
Property and equipment, net.........................................     814,954        784,337
Intangible assets, net of accumulated amortization of $19,117 and
  $19,336 in 1995 and 1994..........................................      27,955         31,331
Other noncurrent assets, net........................................      51,088         33,248
                                                                      ----------     ----------
                                                                      $1,252,319     $1,192,493
                                                                      ==========     ==========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.................................  $   39,207     $   46,389
  Accounts payable..................................................      64,553         65,150
  Employee compensation and benefits................................      73,235         64,844
  Other accrued liabilities.........................................      35,610         44,577
                                                                      ----------     ----------
          Total current liabilities.................................     212,605        220,960
                                                                      ----------     ----------
Convertible debentures..............................................     131,172        134,223
                                                                      ----------     ----------
Other long-term debt................................................     447,429        444,812
                                                                      ----------     ----------
Other long-term liabilities.........................................      41,448         28,751
                                                                      ----------     ----------
Commitments, contingencies and subsequent events

Stockholders' equity:
  Series C Preferred Stock, $0.15 par value; 35,000 shares
     authorized, issued and outstanding in 1995 and 1994
     (liquidation preference of $35,000)............................           5              5
  Series D Preferred Stock, $0.15 par value; 300,000 shares
     authorized; 64,416 and 60,546 issued and outstanding in 1995
     and 1994 (liquidation preference of $64,416)...................          10              9
  Common stock, $0.75 par value; authorized 60,000,000 shares;
     32,850,463 and 28,434,756 issued and outstanding in 1995 and
     1994...........................................................      24,638         21,326
  Additional paid-in capital........................................     423,789        329,537
  Retained earnings.................................................      60,520         16,081
  Unearned compensation.............................................      (3,804)        (3,211)
                                                                      ----------     ----------
                                                                         505,158        363,747
  Less 4,067,473 common shares held in trust........................     (85,493)            --
                                                                      ----------     ----------
          Total stockholders' equity................................     419,665        363,747
                                                                      ----------     ----------
                                                                      $1,252,319     $1,192,493
                                                                      ==========     ==========

          See accompanying Notes to Consolidated Financial Statements.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                   YEARS ENDED MAY 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
Net operating revenues.................................  $1,576,282     $1,471,190     $1,378,466
                                                         ----------     ----------     ----------
Expenses:
  General and administrative...........................   1,349,837      1,255,332      1,180,974
  Interest.............................................      50,839         56,178         63,600
  Depreciation and amortization........................      57,481         54,395         53,651
  Rent.................................................      53,571         56,280         56,687
  Restructuring........................................          --        (20,225)         5,769
                                                         ----------     ----------     ----------
          Net expenses.................................   1,511,728      1,401,960      1,360,681
                                                         ----------     ----------     ----------
Income from operations.................................      64,554         69,230         17,785
Interest income........................................      12,860         13,635         16,006
                                                         ----------     ----------     ----------
Income before income taxes, extraordinary charge and
  cumulative effect of accounting change...............      77,414         82,865         33,791
Income tax (expense) benefit...........................     (25,555)       (23,385)         7,116
                                                         ----------     ----------     ----------
Income before extraordinary charge and cumulative
  effect of accounting change..........................      51,859         59,480         40,907
Extraordinary charge -- early extinguishment of debt,
  net of income taxes..................................        (570)        (1,062)          (565)
Cumulative effect of change in accounting for income
  taxes................................................          --             --         (1,103)
                                                         ----------     ----------     ----------
Net income.............................................  $   51,289     $   58,418     $   39,239
                                                         ==========     ==========     ==========
Income available to common stockholders (net income
  less preferred stock dividends)......................     $44,439        $50,763        $36,351
Primary income per common share:
  Income before extraordinary charge and cumulative
     effect of accounting change.......................       $1.56          $2.00          $1.58
  Extraordinary charge.................................        (.02)          (.04)          (.02)
  Cumulative effect of change in accounting for income
     taxes.............................................          --             --           (.05)
                                                              -----          -----          -----
Net income per share...................................       $1.54          $1.96          $1.51
                                                              =====          =====          =====
Fully diluted income per common share:
  Income before extraordinary charge...................       $1.42          $1.71             --
  Extraordinary charge.................................        (.02)           (03)            --
                                                              =====          =====          =====
Net income per share...................................       $1.40          $1.68            N/A
                                                              =====          =====          =====
Weighted average common shares and equivalents
  outstanding:
  Primary..............................................  28,824,847     25,952,021     24,394,165
  Fully diluted........................................  36,840,944     34,326,350            N/A

          See accompanying Notes to Consolidated Financial Statements.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED MAY 31,
                                                             ----------------------------------
                                                               1995         1994         1993
                                                             --------     --------     --------
Cash flows from operating activities:
  Net income...............................................  $ 51,289     $ 58,418     $ 39,239
  Adjustments to reconcile net income to net cash provided
     by operations:
     Restructuring credits.................................        --      (21,904)          --
     Cumulative effect of change in accounting for income
       taxes...............................................        --           --        1,103
     Depreciation and amortization.........................    57,481       54,395       53,651
     Provision for losses on accounts and notes
       receivable..........................................     5,516        8,391        4,346
     Gain on sales of property and equipment...............   (13,803)      (9,224)        (841)
     Deferred income taxes.................................     6,548        8,014      (13,734)
     Amortization of unearned stock compensation...........     3,619        3,627        3,442
     Other charges and credits, net........................     6,973       (8,318)      (8,617)
     Changes in operating assets and liabilities, net of
       acquisitions and dispositions:
       Accounts and notes receivable.......................   (34,059)     (23,757)      (7,483)
       Inventories.........................................      (576)         262         (852)
       Prepaid expenses and other current assets...........    13,215         (585)      (3,647)
       Accounts payable....................................    (6,990)       2,831       (2,884)
       Other accrued liabilities...........................    (8,557)       2,977        3,129
                                                             --------     --------     --------
Net cash provided by operating activities..................    80,656       75,127       66,852
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchases of property and equipment......................   (50,276)     (44,277)     (30,779)
  Purchase of previously leased nursing centers............   (13,032)      (1,667)     (14,444)
  Proceeds from sales of property and equipment............     4,947       15,877       22,330
  Proceeds from collection of notes receivable.............     4,974       21,983       22,480
  Investment in joint ventures and partnerships............    (3,367)      (1,698)      (1,799)
  Distributions from joint ventures and partnerships.......     1,183        2,283        3,833
  Increase in other assets.................................    (7,093)      (2,450)      (4,833)
                                                             --------     --------     --------
Net cash used in investing activities......................   (62,664)      (9,949)      (3,212)
                                                             --------     --------     --------
Cash flows from financing activities:
  Net increase (decrease) in borrowings under revolving
     lines of credit.......................................    21,000        8,000      (13,000)
  Proceeds from sale of preferred stock....................        --       63,399           --
  Preferred stock dividends................................    (2,888)      (2,888)      (2,888)
  Proceeds from long-term debt.............................    29,219      364,346       96,033
  Payments of principal on long-term debt..................   (74,006)    (506,495)    (114,266)
  Proceeds from exercise of stock options..................     2,793          587          246
  Increase in deferred financing costs.....................    (2,576)     (15,127)      (4,084)
  Other, net...............................................     5,825         (365)       1,521
                                                             --------     --------     --------
Net cash used in financing activities......................   (20,633)     (88,543)     (36,438)
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents...........    (2,641)     (23,365)      27,202
Cash and cash equivalents at beginning of year.............    49,888       73,253       46,051
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $ 47,247     $ 49,888     $ 73,253
                                                             ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED MAY 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       RETAINED                     COMMON
                                                        ADDITIONAL     EARNINGS       UNEARNED      SHARES
                                  PREFERRED   COMMON     PAID-IN     (ACCUMULATED      STOCK       HELD IN
                                    STOCK      STOCK     CAPITAL       DEFICIT)     COMPENSATION    TRUST
                                  ---------   -------   ----------   ------------   ------------   --------
Balance, May 31, 1992
  As previously reported........     $  5     $15,663     $208,535     $(76,617)       $(7,529)          --
  Pooling of interests
     adjustment.................       --         946         (935)       1,252             --           --
                                     ----     -------     --------     --------        -------     --------
  Balance, as restated..........        5      16,609      207,600      (75,365)        (7,529)          --

Net income......................       --          --           --       39,239             --           --
  Restricted share awards, net
     of forfeitures.............       --          34        1,104           --         (1,138)          --
  Performance shares............       --          --          907           --           (907)          --
  Stock options exercised.......       --          37          209           --             --           --
  Preferred stock dividends
     ($82.50 per share).........       --          --       (2,888)          --             --           --
  Amortization of unearned stock
     compensation...............       --          --           --           --          3,442           --
  Tax benefit associated with
     exercise of stock
     options....................       --          --          290           --             --           --
                                     ----     -------     --------     --------        -------     --------
Balance, May 31, 1993...........        5      16,680      207,222      (36,126)        (6,132)          --
  Net income....................       --          --           --       58,418             --           --
  Issuance of preferred stock...       18          --      119,982           --             --           --
  Preferred stock tendered to
     exercise stock purchase
     warrants...................      (10)         --      (63,290)          --             --           --
  Stock purchase warrants
     exercised..................       --       4,500       58,800           --             --           --
  Conversion of debentures......       --          86        1,809           --             --           --
  Restricted share awards, net
     of forfeitures.............       --         (12)        (188)          --            200           --
  Performance shares............       --          --          906           --           (906)          --
  Stock options exercised.......       --          73          514           --             --           --
  Preferred stock dividends
     ($82.50 per share).........       --          --       (1,444)      (1,444)            --           --
  Fractional shares
     repurchased................       --          (1)         (17)          --             --           --
  Amortization of unearned stock
     compensation...............       --          --           --           --          3,627           --
  Tax benefit associated with
     exercise of stock
     options....................       --          --          477           --             --           --
  Preferred stock
     dividends-in-kind..........        1          --        4,766       (4,767)            --           --
                                     ----     -------     --------     --------        -------     --------
Balance, May 31, 1994...........       14      21,326      329,537       16,081         (3,216)          --

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                    YEARS ENDED MAY 31, 1995, 1994 AND 1993
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                       RETAINED                     COMMON
                                                        ADDITIONAL     EARNINGS       UNEARNED      SHARES
                                  PREFERRED   COMMON     PAID-IN     (ACCUMULATED      STOCK       HELD IN
                                    STOCK      STOCK     CAPITAL       DEFICIT)     COMPENSATION    TRUST
                                  ---------   -------   ----------   ------------   ------------   --------
  Net income....................       --          --           --       51,289             --           --
  Common shares issued to
     Grantor Trust..............       --       3,150       85,129           --             --      (88,279)
  Common shares released from
     Grantor Trust..............       --         (99)      (2,687)          --             --        2,786
  Conversion of debentures......       --         100        2,111           --             --           --
  Restricted share awards.......       --         111        3,241           --         (3,352)          --
  Performance shares
     forfeited..................       --          --         (175)          --            175           --
  Discounted stock options
     granted....................       --          --        1,035           --         (1,035)          --
  Stock options exercised.......       --          50          643           --             --           --
  Preferred stock dividends
     ($82.50 per share).........       --          --           --       (2,888)            --           --
  Fractional shares
     repurchased................       --          --           (6)          --             --           --
  Amortization of unearned stock
     compensation...............       --          --           --           --          3,619           --
  Tax benefit associated with
     exercise of stock
     options....................       --          --        1,000           --             --           --
  Preferred stock dividends
     in-kind....................        1          --        3,961       (3,962)            --           --
                                     ----     -------     --------     --------        -------     --------
Balance, May 31, 1995...........     $ 15     $24,638     $423,789     $ 60,520        $(3,804)    $(85,493)
                                     ====     =======     ========     ========        =======     ========

          See accompanying Notes to Consolidated Financial Statements.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 1. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of The Hillhaven Corporation and its wholly owned subsidiaries ("Hillhaven" or the "Company"). Significant intercompany transactions and balances have been eliminated.

     In October 1994, the Company acquired CPS Pharmaceutical Services, Inc.
(CPS) and Advanced Infusion Systems, Inc. (AIS) in a business combination accounted for as a pooling of interests (Note 2). Accordingly, the accompanying financial statements for the year ended May 31, 1995 are presented on the basis that the companies were combined for the entire year, and prior years have been restated to give effect to the combination.

     Certain reclassifications of prior years' amounts have been made to conform to 1995 classifications.

     Net Operating Revenues. Revenues are recognized when services are provided and products are delivered.

     Net operating revenues consist primarily of patient care revenues which are reported at the net amounts realizable from residents, third-party payors and others for services provided. A provision for estimated uncollectible patient accounts and notes receivable is included in general and administrative expenses and was $5,516, $8,391 and $4,346 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Approximately 74%, 73% and 73% of net patient care revenues for the years ended May 31, 1995, 1994 and 1993, respectively, are from participation of the nursing centers in Medicare and Medicaid programs. Revenues under these programs are subject to audit and retroactive adjustment. Provisions for estimated third-party payor settlements are provided in the period the related services are rendered and are adjusted as final settlements are determined. Accounts receivable from Medicare and Medicaid amounted to $35,038 and $61,837, respectively, at May 31, 1995, and $16,189 and $64,022, respectively, at May 31, 1994.

     Net operating revenues also include revenues from pharmacy operations of $190,638, $198,634 and $194,935 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Income Per Share. Primary income per share is calculated by dividing net income, after deducting dividends on preferred stock, by the weighted average number of common shares and equivalents outstanding for the period. Common stock equivalents are stock purchase warrants and employee stock options. Fully diluted income per share further assumes conversion of the Company's convertible debentures. Conversion of the debentures was not assumed for the 1993 calculation because the exercise prices of the debentures exceeded the market price at May 31, 1993.

     Cash Equivalents. Highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents. Interest earned on these investments amounted to $866, $1,027 and $911 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Inventories. Inventories, which are stated at the lower of cost (first-in, first-out) or market, are comprised of the following:

                                                                         MAY 31,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
        Pharmaceutical products..................................  $ 9,804     $12,941
        Nursing center supplies..................................    8,244       7,831
                                                                   -------     -------
                                                                   $18,048     $20,772
                                                                   =======     =======

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Notes Receivable. Notes receivable consist primarily of notes originated upon the sale of nursing centers to third parties. Generally the notes are secured by mortgages and deeds of trust on the properties sold. See Note 12.

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

     Intangible Assets. Costs incurred in obtaining long-term financing are amortized over the terms of the related indebtedness, primarily using the straight-line method. Costs related to the acquisition of leases are amortized over the lease term using the straight-line method.

     Hillhaven recorded extraordinary charges of $851 ($570 net of tax), $1,543 ($1,062 net of tax) and $743 ($565 net of tax) for the years ended May 31, 1995, 1994 and 1993, respectively, in connection with the early retirement or refinancing of long-term debt.

 2.  ACQUISITIONS

     On October 31, 1994, the Company acquired closely-held CPS and AIS in a business combination accounted for as a pooling of interests. CPS and AIS, which provide pharmaceutical and infusion services, became part of the Company's Medisave Pharmacies subsidiary through the exchange of 1,262,062 shares of Hillhaven's common stock valued at approximately $29,000.

     Summarized results of operations of the separate companies for the period from June 1, 1994 through October 31, 1994 are as follows:

                                                                  HILLHAVEN     CPS/AIS
                                                                  ---------     -------
        Net operating revenues..................................   $636,305     $10,164
        Income (loss) before extraordinary item.................     23,790        (240)
        Net income (loss).......................................     23,616        (240)

     Following is a reconciliation of restated net operating revenue and net income to amounts previously reported for the years ended May 31, 1994 and 1993:

                                                                 1994           1993
                                                              ----------     ----------
        Net operating revenues:
          As previously reported............................  $1,448,734     $1,362,830
          Acquired companies (CPS and AIS)..................      22,456         15,636
                                                              ----------     ----------
          As restated.......................................  $1,471,190     $1,378,466
                                                              ==========     ==========
        Net income:
          As previously reported............................  $   57,463     $   39,079
          Acquired companies (CPS and AIS)..................         955            160
                                                              ----------     ----------
          As restated.......................................  $   58,418     $   39,239
                                                              ==========     ==========

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 3.  STATEMENTS OF CASH FLOWS

     Supplemental disclosures of cash flow information are as follows:

                                                              YEARS ENDED MAY 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
        Cash paid for:
          Interest....................................  $51,459     $45,241     $56,358
          Income taxes................................   21,438      11,499       7,751
        Noncash investing and financing activities:
        Acquisition of previously leased nursing
          centers and pharmacies
          Long-term debt assumed and incurred.........    2,720      13,705      39,609
          Adjustment to property and equipment and
             capital lease obligations................       --      23,600       6,780
        Notes received in connection with sales of
          nursing centers.............................      500       3,340      36,338
        Preferred stock issued to retire debt.........       --      56,601          --
        Preferred stock tendered for the purchase of
          common stock................................       --      63,300          --
        Reclassification of property and equipment and
          intangible assets to/from assets held for
          disposition.................................       --      52,537          --
        Common stock placed in grantor trust..........   88,279          --          --

 4.  INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

     Hillhaven has 50% ownership interests in a number of unconsolidated general and limited partnerships. These investments are accounted for by the equity method and are included in other noncurrent assets. All of these partnerships own or lease real and personal property and operate nursing centers. Combined summarized unaudited financial information for these partnerships is as follows:

                                                                         MAY 31,
                                                                   -------------------
                                                                    1995        1994
                                                                   -------     -------
        Current assets...........................................  $ 7,534     $ 8,902
        Property and equipment...................................   28,625      46,696
                                                                   -------     -------
        Total assets.............................................  $36,159     $55,598
                                                                   =======     =======

        Current liabilities......................................  $ 3,836     $ 6,999
        Long-term debt to unrelated parties......................   21,672      37,400
        Long-term debt to Hillhaven..............................      325       4,377
        Partners' equity.........................................   10,326       6,822
                                                                   -------     -------
        Total liabilities and equity.............................  $36,159     $55,598
                                                                   =======     =======

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEARS ENDED MAY 31,
                                                        -------------------------------
                                                         1995        1994        1993
                                                        -------     -------     -------
        Net operating revenues........................  $34,695     $47,857     $54,314
        Net income....................................    1,373       2,747       4,204
        Recognized by Hillhaven:
          Equity in income............................    1,033       1,554       2,081
          Interest income.............................       25         367         697
          Management fees.............................    1,753       2,412       2,710

     Hillhaven manages six nursing centers for partnerships in which the Company has an equity interest. Management fees earned are usually based upon a percentage of revenues, ranging from 7% to 9%.

 5.  PROPERTY AND EQUIPMENT

     Property and equipment at May 31 is comprised of the following:

                                                                 1995           1994
                                                              ----------     ----------
        Land................................................  $   82,514     $   77,043
        Buildings...........................................     762,092        718,983
        Leasehold improvements..............................      22,123         17,208
        Equipment...........................................     196,756        174,793
        Construction in progress............................      15,959         14,376
                                                              ----------     ----------
                                                               1,079,444      1,002,403
        Less accumulated depreciation and amortization......    (264,490)      (218,066)
                                                              ----------     ----------
        Net property and equipment..........................  $  814,954     $  784,337
                                                              ==========     ==========

     Property and equipment includes buildings acquired under capital leases in the amount of $1,997 at both May 31, 1995 and 1994. Related accumulated depreciation and amortization amounted to $1,861 and $1,776 at May 31, 1995 and 1994, respectively.

 6. LONG-TERM DEBT

     The Recapitalization. In September 1993, Hillhaven completed a recapitalization plan (the "Recapitalization") which included the modification of the Company's relationship with Tenet Healthcare Corporation ("Tenet") (formerly National Medical Enterprises, Inc.) (Note 8) to (i) purchase 23 nursing centers leased from Tenet for a purchase price of $111,800, (ii) repay all existing debt to Tenet in the aggregate principal amount of $147,202, (iii) release Tenet guarantees on approximately $400,000 of debt, (iv) limit the annual fee payable to Tenet to 2% of the remaining amount guaranteed and (v) amend existing agreements to eliminate obligations of Tenet to provide additional financing to the Company. The Recapitalization was financed through
(i) the issuance to Tenet of $120,000 of payable-in-kind Series D Preferred Stock, (ii) the incurrence of a $175,000 term loan under a secured credit facility with a syndicate of banks, (iii) the issuance of $175,000 of 10 1/8% Senior Subordinated Notes due 2001, (iv) borrowings of $30,000 under an accounts receivable-backed credit facility and (v) the use of approximately $39,000 of cash.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Long-term debt at May 31 is comprised of the following:

                                                                   1995         1994
                                                                 --------     --------
        CONVERTIBLE DEBENTURES
          Floating rate convertible debentures(1)..............  $ 56,422     $ 59,473
          7 3/4% convertible debentures(2).....................    74,750       74,750
                                                                 --------     --------
                                                                 $131,172     $134,223
                                                                 ========     ========
        OTHER LONG-TERM DEBT
          Debt under bank credit agreement(3)..................  $114,900     $116,500
          Industrial revenue bonds, payable in installments to
             2025(4)...........................................   124,297      124,895
          Mortgage notes, payable monthly to 2040(4)...........    48,235       50,369
          Other notes, payable in installments to 2001(4)......    22,920       23,067
          Capitalized lease obligations (Note 9)...............     1,797        1,965
          10 1/8% unsecured notes due 2001.....................   174,487      174,405
                                                                 --------     --------
                                                                  486,636      491,201
          Less current portion.................................   (39,207)     (46,389)
                                                                 --------     --------
                                                                 $447,429     $444,812
                                                                 ========     ========

---------------

(1) Under Hillhaven's 1991 Performance Investment Plan, on May 29, 1992, the Company privately placed $65,053 of convertible debentures (the "PIP Debentures") to a wholly owned, special purpose subsidiary. The subsidiary financed 95% of the purchase with three-year term loans from a syndicate of commercial banks and 5% from the sale to key employees of options to acquire the PIP Debentures. In September 1993, Hillhaven refinanced the term loans using its term loan facility. These borrowings, together with the outstanding balance of the options, are classified as floating rate convertible debentures in the above table. The interest rate was 7.1875% at May 31, 1995. Interest is not payable on the options. The PIP Debentures mature and the options terminate on May 29, 1999, and both the PIP Debentures and options are subject to mandatory redemption on that date or upon the occurrence of certain events. The options permit the holder to purchase PIP Debentures at 95% of their face value and to ultimately convert them into shares of common stock at an effective conversion price of $16.5375 per share. The options vest 25% per year beginning in December 1993, with accelerated vesting in certain events. The Company may repurchase the options at any time after May 29, 1997 by paying a redemption premium. As options are exercised, the Company's taxable income will be reduced by any excess of the fair market value of the common stock at the date of conversion over the principal amount of the PIP Debentures redeemed.

(2) On November 4, 1992, the Company sold $74,750 of its 7 3/4% Convertible Subordinated Debentures (the "Debentures") due 2002. The Debentures are convertible into common stock at the option of the holder at any time prior to maturity at a conversion price of $16.795 per share. On or after November 1, 1995, the Company may redeem the Debentures, in whole or in part, at specified redemption prices. The Debentures are unsecured and subordinated to all other indebtedness of Hillhaven.

(3) In connection with the Recapitalization, Hillhaven entered into a credit agreement with a syndicate of banks. The credit agreement, as amended in October 1994, includes a $165,000 term loan facility, an $85,000 revolving credit facility and a $70,000 IRB letter of credit facility (collectively, the "Facilities"). Borrowings under the credit agreement are secured by 86 nursing centers, certain accounts receivable and the stock of certain subsidiaries of the Company. The Facilities bear interest at either a base rate plus zero to .625% or the London Interbank Offered Rate ("LIBOR") plus .625% to 1.625%, the spreads being dependent on the type of facility and leverage ratios. The Facilities will mature on October 28,

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1999. Commitment fees are required on the unused portions of the term loan, revolving credit facility and IRB letter of credit facility and are paid at a rate of .25% to .50%, depending on leverage ratios. At May 31, 1995, $144,500 was outstanding under the term loan facility, including $53,600 as substituted debt for the PIP Debentures, with interest payable at 7.1875%. The term loan is subject to scheduled principal repayments. Borrowings under the revolving credit facility amounted to $24,000 at May 31, 1995, with interest payable at 7.1875%. Letters of credit outstanding at May 31, 1995 under the IRB letter of credit facility totalled $68,668 and under the revolving credit facility totalled $4,250.

(4) Mortgage notes, industrial revenue bonds and the majority of other notes are principally secured by Hillhaven's property and equipment. Mortgage notes include non-interest bearing resident mortgage bonds related to a retirement housing facility amounting to $31,254 and $30,543 at May 31, 1995 and 1994, respectively. The industrial revenue bonds were issued by various governmental authorities to finance the construction or acquisition of nursing centers and retirement housing facilities. The use of escrowed funds of $3,249 and $6,156 at May 31, 1995 and 1994, respectively, is limited to specific facility capital improvements or payment of principal and interest on the bonds. These amounts are included in other noncurrent assets. Average interest rates for the mortgage notes (excluding resident mortgage bonds), industrial revenue bonds and other notes at May 31, 1995 were 9.0%, 5.0% and 9.3%, respectively.

     Hillhaven participates in a $40,000 accounts receivable-backed credit facility whereby eligible Medicaid receivables of selected nursing centers are sold to a wholly owned subsidiary of Hillhaven, formed specifically for the purpose of such transactions. The purchase of receivables by the subsidiary may be financed by a bank line of credit with interest payable at either LIBOR plus 3/4% or the lenders' cost of funds. At May 31, 1995, borrowings under this facility totalled $5,000 with interest payable at 9.0%. At May 31, 1995, the subsidiary had total assets of approximately $72,160, which cannot be used to satisfy claims against Hillhaven or any of its subsidiaries.

     Certain loan agreements have, among other requirements, restrictions on cash dividends, investments and borrowings and require maintenance of specified operating ratios, levels of working capital and net worth. Management believes that Hillhaven is in compliance with all material covenants. There are no compensating balance requirements for any of the credit lines or borrowings.

     Future maturities of convertible debentures and long-term debt are as follows:

            YEAR ENDING MAY 31,
            -------------------
            1996......................................................  $ 39,207
            1997......................................................    42,038
            1998......................................................    37,568
            1999......................................................    40,344
            2000......................................................    47,181
            Later years...............................................   411,470
                                                                        --------
                                                                        $617,808
                                                                        ========

 7. INCOME TAXES

     Effective June 1, 1992, Hillhaven adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The implementation of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method of APB Opinion No. 11 ("APB 11") to an asset and liability approach. Under the asset and liability method of SFAS 109, deferred tax assets and

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Adoption of SFAS 109 resulted in a charge of $1,103 to the 1993 statement of income as the cumulative effect of a change in accounting principle. Including the impact of this charge, the effect on the year ended May 31, 1993 of the adoption of SFAS 109 was a reduction of net income tax expense and an increase in net income of $7,710 as compared to amounts that would have been reported under APB 11.

     Income tax (expense) benefit on income from operations before income taxes, extraordinary charge and cumulative effect of accounting change consists of the following amounts:

                                                             YEAR ENDED MAY 31,
                                                      ---------------------------------
                                                        1995         1994        1993
                                                      --------     --------     -------
        Current (expense) federal...................  $(15,470)    $(12,720)    $(5,593)
        Current (expense) state.....................    (3,537)      (2,651)     (1,025)
                                                      --------     --------     -------
                                                       (19,007)     (15,371)     (6,618)
                                                      --------     --------     -------
        Deferred (expense) benefit federal..........    (5,712)      (7,385)     12,609
        Deferred (expense) benefit state............      (836)        (629)      1,125
                                                      --------     --------     -------
                                                        (6,548)      (8,014)     13,734
                                                      --------     --------     -------
                                                      $(25,555)    $(23,385)    $ 7,116
                                                      ========     ========     =======

     An analysis of Hillhaven's effective income tax rate is as follows:

                                                             YEAR ENDED MAY 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
        Statutory federal income tax rate..........        35%          35%          34%
                                                     --------     --------     --------
        Income tax expense at federal rate.........  $(27,095)    $(29,003)    $(11,489)
        State income tax (expense) benefit net of
          federal income tax effect................    (2,842)      (2,132)          66
        Employee stock compensation................       651          491          255
        Nondeductible wages........................      (744)        (968)        (488)
        Valuation allowance adjustment.............     3,104        1,090       18,992
        Targeted jobs tax credits..................     1,923        6,780           --
        Other......................................      (552)         357         (220)
                                                     --------     --------     --------
        Income tax (expense) benefit on income
          before extraordinary charge and
          cumulative effect of accounting change...  $(25,555)    $(23,385)    $  7,116
                                                     ========     ========     ========

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets (liabilities) are comprised of the following:

                                                            YEARS ENDED MAY 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
        Depreciation...............................  $(20,812)    $(16,882)    $(24,912)
        Installment sales..........................    (1,573)      (1,691)      (3,685)
        Other......................................    (3,627)      (3,563)      (1,148)
                                                     --------     --------     --------
        Gross deferred tax liabilities.............   (26,012)     (22,136)     (29,745)
                                                     --------     --------     --------
        Capital leases.............................     8,164        8,110        7,090
        Deferred partnership revenue...............     2,548        1,960        2,662
        Insurance reserves.........................     5,485        9,573        8,033
        Vacation accruals..........................     6,198        5,691        4,955
        Deferred gain..............................     3,464        4,350        5,882
        Bad debt reserves..........................     9,945        8,788        7,093
        Restructuring reserves.....................        --           --       20,293
        Targeted jobs tax credits..................        --        5,296        7,546
        Alternative minimum tax credits............     2,416        2,649        1,534
        Other......................................     7,393        4,972        3,014
                                                     --------     --------     --------
        Gross deferred tax assets..................    45,613       51,389       68,102
        Less valuation allowance...................    (8,173)     (11,277)     (12,367)
                                                     --------     --------     --------
        Deferred tax assets, net...................    37,440       40,112       55,735
                                                     --------     --------     --------
        Net deferred tax assets....................    11,428       17,976       25,990
        Less amount included in other current
          assets...................................   (16,544)     (18,946)     (15,762)
                                                     --------     --------     --------
        Amount included in other noncurrent assets
          (liabilities)............................  $ (5,116)    $   (970)    $ 10,228
                                                     ========     ========     ========

     The decrease in the valuation allowance for deferred tax assets of $3,104 and $1,090 for 1995 and 1994, respectively, was attributable to taxable income earned in the years ended May 31, 1995 and 1994 and, to a lesser extent, an increase in the estimate of future income to be earned. Realization of net deferred tax assets is dependent in part upon future pretax earnings. Although the Company believes such pretax earnings will be achieved, a lack of earnings could result in an increased provision for income taxes.

     The Tax Reform Act of 1986 enacted an alternative minimum tax system for corporations. The alternative minimum tax is assessed at a rate of 20% on alternative minimum taxable income. Alternative minimum taxable income is determined by making statutory adjustments to the Company's regular taxable income. For the years ended May 31, 1995, 1994 and 1993, utilization of regular tax credits was limited by alternative minimum tax expense of $13,913, $11,043 and $5,400, respectively.

8.   TRANSACTIONS WITH TENET HEALTHCARE CORPORATION

     Lending and Related Agreements. In connection with the spin-off from Tenet in January 1990 (the "Spin-off"), Hillhaven entered into certain financial arrangements with its former parent company. Hillhaven issued unsecured notes to Tenet in the aggregate amount of $145,859. The Company used the proceeds from the sale of both the 8 1/4% Series C Preferred Stock to Tenet and the PIP Debentures to repay $96,800 of these notes (Note 6). Tenet also provided mortgage financing to Hillhaven on certain nursing centers purchased by the Company from Tenet. In fiscal 1994, Hillhaven repaid all of the Tenet notes in the aggregate principal

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

amount of $147,202 with proceeds from the Recapitalization (Note 6). The Company also repaid debt which was guaranteed by Tenet in the aggregate amount of $266,737.

     Interest expense on Tenet notes totalled $3,696 and $7,061 for the years ended May 31, 1994 and 1993, respectively.

     Guarantee Reimbursement Agreement. Tenet and Hillhaven entered into a guarantee reimbursement agreement providing for the payment by Hillhaven of a fee in consideration of Tenet's guarantee of certain Hillhaven obligations. At May 31, 1995 and 1994, an aggregate total of approximately $182,000 and $279,000, respectively, of long-term debt (Note 6), leases (Note 9) and contingent liabilities (Note 11) were subject to this agreement. Guarantee fees totalled $4,588, $6,684 and $9,644 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Insurance. Through May 31, 1994, substantially all of the professional and general liability risks of Hillhaven were insured by an insurance company which is owned by Tenet. Such insurance expense amounted to $7,627 and $7,344 for the years ended May 31, 1994 and 1993, respectively. Beginning June 1, 1994, Hillhaven obtained separate coverage for its professional and general liability exposure (Note 11).

     Leases. At the time of the Spin-off, Hillhaven leased 115 nursing centers from Tenet. During the three years ended May 31, 1993, the Company purchased 92 of the leased nursing centers for an aggregate purchase price of $346,900. At May 31, 1993, Hillhaven leased 23 nursing centers from Tenet which were recorded as capital leases at the aggregate purchase option price of $135,400. As part of the Recapitalization, the Company purchased the remaining 23 nursing centers leased from Tenet for an aggregate purchase price of $111,800. Interest expense on the Tenet leases for the years ended May 31, 1994 and 1993 amounted to $3,401 and $19,889 respectively.

     Hillhaven is leasing certain nursing centers from Health Care Property Partners, a joint venture in which Tenet has a minority interest. Lease payments to this joint venture amounted to $9,574, $9,923 and $9,699 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Equity Ownership. On November 30, 1991, Tenet purchased 35,000 shares of Hillhaven's 8 1/4% cumulative nonvoting Series C Preferred Stock. The proceeds, $35,000, were used to reduce notes payable to Tenet. Tenet is entitled to a cumulative dividend, payable quarterly, at the annual rate of 8 1/4% of the $35,000 liquidation value. The Series C Preferred Stock is redeemable at the option of the Company at any time, in whole or in part.

     In connection with the Recapitalization, Hillhaven issued to Tenet $120,000 of cumulative nonvoting payable-in-kind Series D Preferred Stock. On February 28, 1994, Tenet tendered shares of the Series D Preferred Stock in the amount of $63,300 to exercise its warrants to purchase 6,000,000 shares of Hillhaven common stock.

     Tenet is entitled to receive cumulative quarterly dividends on the Series D Preferred Stock at an annual rate of 6 1/2% of the liquidation value which, as of May 31, 1995, was $64,416. The dividends are payable in additional shares of Series D Preferred Stock, compounded annually, until September 1998, when the dividends will be payable in cash. The Company may, at its option, redeem the Series D Preferred Stock at any time, in whole or in part, subject to restrictions included in certain loan agreements.

     Management Agreement. Hillhaven provides management, consulting and advisory services in connection with the operation of seven nursing centers owned or leased by Tenet or its subsidiaries. In return for such services, Hillhaven receives a management fee and is reimbursed for certain costs and expenses. Hillhaven earned $2,535, $2,543 and $2,440 for such services during fiscal 1995, 1994 and 1993, respectively. Management fees receivable from Tenet amounted to $636 at May 31, 1995 and $610 at May 31, 1994.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

9.   LEASES

     As of May 31, 1995, Hillhaven leases 112 nursing centers, 70 of which are operated by the Company. Most lease agreements cover periods from 10 to 20 years and contain renewal options of 5 to 40 years. Hillhaven's pharmacy outlets are leased under terms generally ranging from three to five years with three-year renewal options.

     Minimum lease payments under noncancelable leases and related sublease income are as follows:

                                                                                     SUBLEASE
    YEAR ENDING MAY 31,                                    CAPITAL     OPERATING      INCOME
    -------------------                                    -------     ---------     --------
    1996.................................................   $  369      $ 34,605     $ (9,740)
    1997.................................................      374        29,612       (7,291)
    1998.................................................      378        27,254       (7,048)
    1999.................................................      383        19,641       (5,378)
    2000.................................................      383        16,421       (4,899)
    Thereafter...........................................      651        38,062      (13,074)
                                                            ------      --------     --------
    Total minimum lease payments (income)................    2,538      $165,595     $(47,430)
                                                                        ========     ========
    Less amount representing interest....................     (741)
                                                            ------
    Present value of net minimum lease payments..........    1,797
    Less current portion.................................     (189)
                                                            ------
    Long-term obligations................................   $1,608
                                                            ======

     Rent expense under operating leases is as follows:

                                                            YEARS ENDED MAY 31,
                                                     ----------------------------------
                                                       1995         1994         1993
                                                     --------     --------     --------
        Rent expense...............................  $ 53,571     $ 56,280     $ 56,687
        Sublease rental income.....................   (14,026)     (13,563)     (10,390)
                                                     --------     --------     --------
                                                     $ 39,545     $ 42,717     $ 46,297
                                                     ========     ========     ========

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

     In addition, Hillhaven has replaced its long-term cash bonus plan with performance share awards ("Performance Shares") under the 1990 Plan. The Compensation Committee of the Board of Directors identified key management employees who are eligible to receive Performance Shares. Performance Shares represent potential rights to receive common stock based upon the Company achieving specified financial targets over a three- to five-year period. Subject to the Compensation Committee's sole discretion to award all or any portion of the Performance Shares, participants may receive shares of common stock based upon actual performance in relation to the financial targets. Performance Shares granted during the year ended May 31,

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1995 amounted to 1,015,000, which may be awarded over the next five years subject to the aforementioned conditions.

     The fair market value on the date of award of restricted shares and the excess of the fair market value of the Hillhaven shares on the date of grant of nonqualified stock options over the exercise price represents compensation which is deferred and charged to operations as the forfeiture restrictions lapse and as the nonqualified options vest. An estimate of the fair market value of Performance Shares expected to be awarded also represents compensation and is deferred and charged to operations over a three- to five-year period. Unearned compensation is recorded as a deduction from stockholders' equity. No stock appreciation rights or cash bonuses have been awarded under the 1990 Plan. At May 31, 1995, there were 1,030,161 shares of common stock available under the 1990 Plan for future awards.

     Hillhaven also has a Directors' Stock Option Plan (the "Directors' Plan") for directors who are not employees of Hillhaven and are not eligible to participate in the 1990 Plan. Nonstatutory options to purchase 2,000 shares of common stock are granted each year to each qualified director at the fair market value of the shares on the date of grant.

     Information regarding stock option plans follows:

                                                                     1990     DIRECTORS'
                                                                     PLAN        PLAN
                                                                    -------   ----------
        Shares under option:
        Outstanding at May 31, 1992...............................  248,902     30,000
        Granted...................................................  101,647     10,000
        Exercised.................................................  (49,079)        --
        Canceled..................................................   (1,542)    (2,000)
                                                                    -------     ------
        Outstanding at May 31, 1993...............................  299,928     38,000
        Granted...................................................   66,002     10,000
        Exercised.................................................  (95,785)    (2,000)
        Canceled..................................................   (6,532)    (6,000)
                                                                    -------     ------
        Outstanding at May 31, 1994...............................  263,613     40,000
        Granted...................................................  216,790     12,000
        Exercised.................................................  (56,594)    (2,000)
        Cancelled.................................................   (6,615)        --
                                                                    -------     ------
        Outstanding at May 31, 1995...............................  417,194     50,000
                                                                    =======     ======
        Average option price per share............................   $12.77     $17.48
        Options exercisable at May 31, 1995.......................  204,934     38,000

        Average price of options exercised:
          Year ended May 31, 1993.................................    $5.02         --
          Year ended May 31, 1994.................................    $5.84     $13.75
          Year ended May 31, 1995.................................    $8.75     $14.69

     Shares of common stock issued in the last three fiscal years in connection with employee and director compensation and benefit plans, including the 1991 Performance Investment Plan (Note 6), were 348,234 in 1995, 212,356 in 1994 and 135,079 in 1993. Restricted shares forfeited and retired in the last three fiscal years amounted to zero in 1995, 16,000 in 1994 and 39,670 in 1993.

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     In January 1995, the Company established a grantor trust to pre-fund future obligations under Hillhaven's employee stock plans. The grantor trust is a vehicle for supporting its existing stock plans including the 1990 Plan, the Performance Investment Plan and the Employee Stock Purchase Plan, and does not change those plans or the amount of stock to be issued under those plans. Hillhaven transferred 4,200,000 newly issued shares of its common stock to the grantor trust, of which 4,067,473 shares remained in the trust at May 31, 1995.

     In March 1995, the Company established a second grantor trust to pre-fund future obligations under its nonqualified deferred compensation plans. This trust does not change the status of the plans or benefits to be received by participants in the plans. Hillhaven transferred to the trust, life insurance policies with an aggregate cash value of $5,356,897 at May 31, 1995 (included in other noncurrent assets), as well as 500,000 newly issued shares of the Company's common stock. The Company may withdraw these shares of common stock at any time prior to a change of control, as defined, and therefore they are not considered outstanding shares.

     Hillhaven maintains defined contribution retirement plans covering substantially all full-time employees, whereby employee contributions to the plans are matched by Hillhaven up to certain limits. Defined contribution pension expense totalled $4,993, $3,938 and $4,556 for the years ended May 31, 1995, 1994 and 1993, respectively.

     Hillhaven also maintains supplemental retirement plans covering outside directors, executive officers and certain other management employees under which benefits are determined based primarily upon the participants' compensation and length of service to the Company. Expense under these plans amounted to $1,142, $730 and $262 for the years ended May 31, 1995, 1994 and 1993, respectively. Accrued benefits under the plans amounted to $3,668 and $2,518 at May 31, 1995 and 1994, respectively, and are included in other long-term liabilities.

11.  COMMITMENTS AND CONTINGENCIES

     Hillhaven is contingently liable at May 31, 1995 for $23,698 primarily as a guarantor of indebtedness of partnerships in which Hillhaven has an ownership interest (Note 4) or with which it has a management agreement. Tenet has guaranteed $3,880 of these obligations for which Hillhaven has agreed to indemnify Tenet under the terms of the Guarantee Reimbursement Agreement (Note
8).

     The Company maintains insurance coverage for its workers' compensation exposure. The estimated retrospective premiums (included in other receivables or other accrued liabilities and other long term assets or liabilities) is based on actuarially projected estimates discounted at an 8.0% average rate to their present value, which amounted to a $5,861 receivable at May 31, 1995 and a $8,619 liability at May 31, 1994.

     The Company currently insures all of its professional and general liability risks through a wholly owned insurance subsidiary. Risks in excess of $500 per occurrence are reinsured with major independent insurance companies. The estimated liability for the self-insured portion of professional and general liability claims (included in other accrued liabilities and other long-term liabilities) is based on actuarially projected estimates which amounted to $6,436 at May 31, 1995. Included in cash at May 31, 1995 is $7,129 which is restricted for the payment of claims. Through May 31, 1994, the Company's professional and general liability risks were insured by an insurance company which is owned by Tenet (Note 8).

     On January 25, 1995, Horizon Healthcare Corporation ("Horizon") made a proposal to acquire Hillhaven in a stock merger valued by Horizon at $28.00 per share. On February 5, 1995, a Special Committee of Hillhaven's Board of Directors (the "Special Committee") considered the proposal with its

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

advisors and concluded that the proposal was inadequate. On March 7, 1995, Horizon made another offer to acquire Hillhaven in a stock merger valued by Horizon at $31.00 per share.

     In light of the March 7, 1995 Horizon proposal and expressions of interest received by Hillhaven from other parties desiring to explore an acquisition transaction, on March 20, 1995, the Special Committee instructed Merrill Lynch, Pierce, Fenner and Smith Incorporated to explore strategic alternatives, including the possible sale of Hillhaven to a third party. The Special Committee established a process to evaluate all alternatives available to Hillhaven.

     As part of this process, Hillhaven engaged in discussions with certain parties interested in acquiring Hillhaven, and invited Horizon to participate in this process. Horizon announced that its proposal expired on March 21, 1995. On April 24, 1995, Hillhaven announced that it had entered into a definitive merger agreement with Vencor, Inc. ("Vencor"). See Note 13.

     A number of legal actions have resulted from Horizon's January and March proposals to acquire Hillhaven.

     On February 6, 1995, Hillhaven filed a complaint against Horizon in the United States District Court for the District of Nevada seeking injunctive and declaratory relief that a business combination between Horizon and Hillhaven is prohibited by the Nevada statute regarding business combinations with interested stockholders by reason of certain arrangements between Horizon and Tenet. On February 27, 1995, Horizon filed an answer and a counterclaim alleging that, among other things, Hillhaven and all of its directors (other than Messrs. de Wetter and Andersons) had breached their fiduciary duties to Hillhaven's stockholders in connection with their consideration of Horizon's acquisition proposal and certain actions taken by Hillhaven, including the formation of a grantor trust, the amendment of Hillhaven's stockholder rights plan and the filing of a shelf registration statement with the Commission. The counterclaim seeks injunctive and declaratory relief and compensatory and punitive damages in unspecified amounts. Hillhaven has answered the counterclaim and believes Horizon's claims are without merit. By stipulation of the parties, all proceedings in these actions have been stayed until October 31, 1995.

     Hillhaven and its directors are named as defendants in a number of putative class action complaints filed on behalf of Hillhaven's stockholders in Nevada state court (the "Nevada State Court Actions") and California state court (the "California State Court Actions"). These complaints raise allegations that Hillhaven and its directors have breached their fiduciary duties to Hillhaven's stockholders in connection with the consideration of Horizon's acquisition proposal and certain corporate actions also cited in Horizon's counterclaim. These actions seek declaratory and injunctive relief and, in California, compensatory damages in unspecified amounts. The Service Employees International Union (AFL-CIO) and a Hillhaven employee and union member are seeking to intervene as party plaintiffs in both the Nevada and California putative class actions brought on behalf of Hillhaven's stockholders, alleging that their interests as stockholders and employees of Hillhaven are not adequately represented. Hillhaven has opposed this intervention. In addition, Tenet filed a complaint against Hillhaven and two of its directors, Mr. Busby and Mr. Marker, in state court in California seeking declaratory and injunctive relief and alleging, among other things, that they have breached their fiduciary duties to Tenet and Hillhaven's other stockholders in connection with their consideration of Horizon's acquisition proposal and certain of the other corporate actions cited in the Horizon and putative class action complaints (the "Tenet Action"). The plaintiffs in the Nevada State Court Actions have moved to dismiss their complaints, which dismissal has been opposed by Hillhaven and its directors. Consideration of this motion has been suspended without date. Hillhaven believes these actions are without merit.

     By stipulation of the parties, the proceedings in the Tenet Action have been stayed until the consummation of the merger with Vencor, at which time Hillhaven and Tenet have agreed to dismiss with

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

prejudice all pending claims with respect to Horizon's acquisition proposal or the Merger. The stay of the California State Court Actions expired July 5, 1995, and the stay in the Nevada State Court Actions expired on July 22, 1995. No schedule has been established with respect to further proceedings in these actions.

     Hillhaven is subject to various other claims and lawsuits in the ordinary course of business which are covered by insurance or adequately provided for in Hillhaven's financial statements. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on Hillhaven's results of operations or liquidity.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of Hillhaven's financial instruments at May 31 are as follows:

                                                          1995                     1994
                                                  --------------------     --------------------
                                                  CARRYING      FAIR       CARRYING      FAIR
                                                   AMOUNT       VALUE       AMOUNT       VALUE
                                                  --------     -------     --------     -------
    Notes receivable, net of allowance for
      doubtful accounts.........................    88,104      97,256       87,921      94,913
    Convertible debentures (Note 6).............   131,172     184,618      134,223     154,407
    Other long-term debt, excluding capitalized
      lease obligations (Note 6)................   484,839     480,283      489,236     486,425

     The estimated fair values of Hillhaven's financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. Because no market exists for a significant portion of Hillhaven's financial instruments, considerable judgment is necessarily required in interpreting the data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of performing notes receivable is calculated by discounting the projected cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the notes and using specific borrower information. Fair values for notes with no set maturity are determined based on individual circumstances and are valued net of specific reserves.

     The fair values of the Company's long-term borrowings is estimated based on quoted market prices or by discounting future cash flows at current rates offered to the Company for debt of comparable types and maturities. It is not practicable to estimate the fair value of the Company's off-balance sheet obligations (Note 11).

13. RESTRUCTURING

     On December 5, 1991, Hillhaven announced a restructuring plan designed to improve its long-term financial strength and operating performance. The plan included the disposition of 82 nursing centers over an estimated 24-month period. In the second quarter of fiscal 1992, the Company recorded a $90,000 pretax charge, comprised of $25,700 for the projected losses from operations of the 82 nursing centers during the disposition period and $64,300 for estimated losses from the dispositions. Also as part of the restructuring, Hillhaven exercised options to purchase nine nursing centers leased from Tenet, modified terms of the remaining leases with Tenet and sold preferred stock to Tenet in the amount of $35,000, the proceeds of which were used to prepay debt owed to Tenet (Note 8).

     As of November 30, 1993, the Company had completed the disposition of 50 of these nursing centers, as well as three retirement housing facilities which, prior to March 1, 1992, had been recorded as discontinued operations. During the three months ended November 30, 1993, the Company reviewed its asset disposition

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

program. Because of improvements in reimbursement rates and results of operations, the Company decided not to pursue the sales of the remaining nursing centers and a retirement housing facility. In addition, several parcels of land which had been held for development have been reclassified to other noncurrent assets. Assets related to the Company's restructuring program were as follows:

                                                                       SEPTEMBER 1,
                                                                          1993
                                                                       -----------
                                                                       (UNAUDITED)
            Assets...................................................    $ 85,183
            Restructuring reserve....................................     (54,550)
                                                                         --------
            Net assets...............................................    $ 30,633
                                                                         ========

     Accrued loss reserves remaining at the date of reinstatement were comprised of $17,668 for losses from operations and $36,882 for estimated future losses on sale. Pretax losses charged to the reserve were as follows:

                                                       THREE
                                                      MONTHS         YEAR       SIX MONTHS
                                                       ENDED         ENDED         ENDED
                                                    AUGUST 31,      MAY 31,       MAY 31,
                                                       1993          1993          1992
                                                    -----------     -------     -----------
                                                    (UNAUDITED)                 (UNAUDITED)
        Loss from operations......................     $  235       $ 5,418        $4,263
        Loss on dispositions......................      1,861        41,010         3,790
                                                       ------       -------        ------
                                                       $2,096       $46,428        $8,053
                                                       ======       =======        ======

     Revenues and expense related to the 32 nursing centers and other properties previously held for disposition were reclassified to ongoing operations in the consolidated statements of income for all periods presented. Total revenues and expenses of these facilities were as follows:

                                                      THREE
                                                     MONTHS          YEAR       SIX MONTHS
                                                      ENDED         ENDED          ENDED
                                                   AUGUST 31,      MAY 31,        MAY 31,
                                                      1993           1993          1992
                                                   -----------     --------     -----------
                                                   (UNAUDITED)                  (UNAUDITED)
        Revenues.................................    $30,326       $114,758       $53,760
        Expenses.................................     28,647        108,989        51,231
                                                     -------       --------       -------
        Income from operations before income
          taxes..................................    $ 1,679       $  5,769       $ 2,529
                                                     =======       ========       =======

     Net assets of these facilities as of September 1, 1993, less adjustments to asset carrying values and remaining accrued restructuring costs aggregating $32,646, were reclassified from net assets held for disposition to appropriate balance sheet accounts.

     On December 31, 1993, Hillhaven completed the sale of 13 nursing centers for an aggregate sales price of $15,594. Nine of these nursing centers had previously been held for disposition. The sale resulted in a gain of $5,102, which is included in net operating revenues.

14. SUBSEQUENT EVENTS

     In April 1995, Hillhaven entered into a definitive merger agreement with Vencor, pursuant to which Hillhaven will be merged with and into Vencor (the "Merger"). Holders of Hillhaven common stock will be issued Vencor common stock in a business combination intended to qualify as a pooling of interests and as a tax-free reorganization for federal income tax purposes. Vencor operates a network of health care services for

                   THE HILLHAVEN CORPORATION AND SUBSIDIARIES

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

patients who suffer from cardiopulmonary disorders. The foundation of Vencor's network is a nationwide chain of long term intensive care hospitals. With operations in 38 states, the merged company (including Nationwide Care, Inc., discussed below) will consist of 36 long term intensive care hospitals and 311 nursing centers with more than 42,000 beds, 55 retail and institutional pharmacy outlets and 23 retirement housing communities with approximately 3,000 apartments. Health care services provided through this network of facilities will include long term intensive hospital care, long term nursing care, contract respiratory therapy services, acute cardiopulmonary care, subacute and post-operative care, inpatient and outpatient rehabilitation therapy, specialized care for Alzheimer's disease, hospice care, pharmacy services and retirement and assisted living. Consummation of the Merger is contingent upon the affirmative vote of Vencor's and Hillhaven's stockholders and certain governmental and regulatory approvals and is expected to occur in the 1996 second quarter.

     On February 27, 1995, Hillhaven signed a definitive agreement to acquire Nationwide Care, Inc. ("Nationwide") and its affiliated corporations and partnerships. The transaction closed on June 30, 1995. The consideration for the Nationwide acquisition was 5,000,000 shares of the Company's Common Stock valued at approximately $141,000. The transaction was structured as a pooling of interests and as a tax-free reorganization for federal income tax purposes.

     The following summarized pro forma data give effect to the acquisition had it occurred on June 1, 1992:

                                                    1995           1994            1993
                                                 ----------     -----------     ----------
                                                                (UNAUDITED)
                                                 -----------------------------------------
        Total revenues.........................  $1,717,345     $ 1,606,568     $1,461,257
        Net income.............................      54,526          63,437         42,732
        Primary earnings per share.............       $1.41           $1.80          $1.38
        Fully diluted earnings per share.......        1.31            1.59            N/A

                           THE HILLHAVEN CORPORATION

                    QUARTERLY FINANCIAL SUMMARY (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED MAY 31, 1995(1)
                                                  -----------------------------------------------
                                                                     QUARTERS
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  --------     --------     --------     --------
Net operating revenues..........................  $382,065     $392,982     $392,973     $408,262
                                                  ========     ========     ========     ========
Income before extraordinary charge..............  $ 11,394     $ 16,192     $ 11,388     $ 12,885
Extraordinary charge............................      (122)         (52)         (48)        (348)
                                                  --------     --------     --------     --------
Net income......................................  $ 11,272     $ 16,140     $ 11,340     $ 12,537
                                                  ========     ========     ========     ========
Income per share -- primary:
Income before extraordinary charge..............      $.34         $.50         $.33        $ .38
Extraordinary charge............................        --           --           --         (.01)
                                                      ----         ----         ----        -----
Net income......................................      $.34         $.50         $.33        $ .37
                                                      ====         ====         ====        =====
Income per share -- fully diluted:
Income before extraordinary charge..............      $.31         $.44         $.31        $ .35
Extraordinary charge............................        --           --           --         (.01)
                                                      ----         ----         ----        -----
Net income......................................      $.31         $.44         $.31        $ .34
                                                      ====         ====         ====        =====

                                                            YEAR ENDED MAY 31, 1994(1)
                                                  -----------------------------------------------
                                                                     QUARTERS
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  --------     --------     --------     --------
Net operating revenues..........................  $359,710     $367,189     $369,865     $374,426
                                                  ========     ========     ========     ========
Income before extraordinary charge(2)...........  $  8,180     $ 26,115     $ 11,944     $ 13,241
Extraordinary charge............................        --         (940)         (73)         (49)
                                                  --------     --------     --------     --------
Net income......................................  $  8,180     $ 25,175     $ 11,871     $ 13,192
                                                  ========     ========     ========     ========
Income per share -- primary:(3)
Income before extraordinary charge..............      $.30        $ .95         $.37         $.40
Extraordinary charge............................        --         (.04)          --           --
                                                      ----        -----         ----         ----
Net income......................................      $.30        $ .91         $.37         $.40
                                                      ====        =====         ====         ====
Income per share -- fully diluted:(3)
Income before extraordinary charge..............        --        $ .75         $.32         $.36
Extraordinary charge............................        --         (.03)          --           --
                                                      ----        -----         ----         ----
Net income......................................       N/A        $ .72         $.32         $.36
                                                      ====        =====         ====         ====

---------------

(1) Amounts for periods prior to November 1, 1994 have been restated to reflect the acquisition of CPS and AIS (Note 2).

(2) Includes a $21,904 restructuring credit recorded in the 1994 second quarter.

(3) Adjusted to reflect a one-for-five reverse stock split effected in November 1993.

                                                                   SCHEDULE VIII

                           THE HILLHAVEN CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             ADDITIONS
                                            BALANCE AT      CHARGED TO                          BALANCE AT
                                            BEGINNING         COSTS &                             END OF
               DESCRIPTION                 OF PERIOD(1)     EXPENSES(1)     DEDUCTIONS(1)        PERIOD(1)
-----------------------------------------  ------------     -----------     --------------      -----------
Year ended May 31, 1993:
Valuation accounts deducted from assets:
Allowance for doubtful                                                         $ (5,964)(2)
  accounts and notes receivable..........    $ 21,744          $4,346               138 (3)       $20,264
                                             ========          ======          ========           =======
Reserve for loss on assets held for
  disposition............................    $103,074          $   --          $(46,428)(4)       $56,646
                                             ========          ======          ========           =======
Year ended May 31, 1994:
Valuation accounts deducted from assets:
Allowance for doubtful accounts and notes
  receivable.............................    $ 20,264          $8,391          $ (3,710)(2)       $24,945
                                             ========          ======          ========           =======
Reserve for loss on assets                                                     $ (2,096)(4)
  held for disposition...................    $ 56,646          $   --           (54,550)(5)       $    --
                                             ========          ======          ========           =======
Year ended May 31, 1995:
Valuation accounts deducted from assets:
Allowance for doubtful accounts and notes
  receivable.............................    $ 24,945          $5,516          $ (2,567)(2)       $27,894
                                             ========          ======          ========           =======

---------------

(1) Prior year information had been restated to reflect the acquisitions of CPS and AIS.

(2) Write-off of accounts and notes receivable.

(3) Provision related to nursing centers and retirement housing facilities held for disposition was charged to the reserve for loss on assets held for disposition.

(4) Operating losses related to nursing centers and retirement housing facilities held for disposition were charged to the reserve.

(5) Elimination of loss reserve upon reinstatement of assets held for disposition.

                               INDEX TO EXHIBITS

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
   (3)       ARTICLES OF INCORPORATION AND BY-LAWS

                 3.01 Amended and Restated Articles of Incorporation of Hillhaven (Incorporated by reference to Exhibit
                             J  to Exhibit 2 to the document referred to in Note
                             1 below)

                 3.02        Amended and Restated By-Laws of Hillhaven
                             (Incorporated by reference to Exhibit 3.02 to the document referred to in Note 10 below)

   (4)       INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

                 4.01 Amended and Restated Articles of Incorporation of Hillhaven (See Exhibit 3.01)

                 4.02        Amended and Restated By-Laws of Hillhaven (See
                             Exhibit 3.02)

                 4.03        Form of Common Stock Certificate of Hillhaven
                             (Incorporated by reference to Exhibit 4.3 to the document referred to in Note 1 below)

                 4.04        Warrant and Registration Rights Agreement among
                             Hillhaven, Tenet and Manufacturers Hanover Trust
                             Company of California, dated as of January 31, 1990
                             (Incorporated by reference to Exhibit 4.4 to the document referred to in Note 1 below)

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

                 4.07 Form of Amendment dated as of January 16, 1995 to Rights Agreement (Incorporated by reference to Exhibit 8 to the document referred to in Note 16 below)

                 4.08        Form of Amendment dated February 7, 1995 to
                             Rights Agreement (Incorporated by reference to Exhibit 10 to the document referred to in Note 17 below)

                 4.09        Agreement concerning purchase by NME Properties
                             Corp., of Series C Preferred Stock of Hillhaven and prepayment by First Healthcare Corporation of indebtedness to NME Properties Corp., dated at or prior to 11:59 p.m. on November 30, 1991 between Tenet, NME Properties Corp., Hillhaven and First
                             Healthcare Corporation (Incorporated by reference to Exhibit 4(a) to the document referred to in Note
                             2 below)

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
                 4.10        Certificate of Designation, Preferences and Rights
                             of Series C Preferred Stock of Hillhaven
                             (Incorporated by reference to Exhibit 4(b) to the
                             document referred to in Note 2 below)

                 4.11        Certificate of First Amendment to Certificate of
                             Designation, Preferences and Rights of Series C
                             Preferred Stock of The Hillhaven Corporation
                             (Incorporated by reference to Exhibit 4(b) to the document referred to in Note 9 below)

                 4.12        Form of Indenture between Hillhaven and Bankers
                             Trust Company, as Trustee with respect to the 7
                             3/4% Convertible Subordinated Debentures due 2002
                             (Incorporated by reference to Exhibit 4.14 to the document referred to in Note 4 below)

                 4.13 Form of 7 3/4% Convertible Subordinated Debenture due 2002 (Incorporated by reference to Exhibit
                             4.15 to the document referred to in Note 4 below)

                 4.14        Form of Indenture between Hillhaven and State
                             Street Bank and Trust Company, as Trustee with respect to the 10 1/8% Senior Subordinated Notes due 2001 (Incorporated by reference to Exhibit
                             4.01 to the document referred to in Note 5 below)

                 4.15        Form of 10 1/8% Senior Subordinated Note due 2001
                             (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 5 below)

                 4.16        Agreement Concerning Purchase by NME Properties
                             Corp. and Certain Subsidiaries of Series D
                             Preferred Stock of The Hillhaven Corporation, dated as of September 1, 1993 among Hillhaven, First
                             Healthcare Corporation, Tenet, NME Properties Corp.
                             and certain subsidiaries of NME Properties Corp.
                             (Incorporated by reference to Exhibit 4.14 to the document referred to in Note 10 below)

                 4.17 Certificate of Designation, Preferences and Rights of Series D Preferred Stock of The Hillhaven
                             Corporation (Incorporated by reference to Exhibit
                             4(a) to the document referred to in Note 9 below)

                 4.18        Certificate Concerning Reverse Stock Split of The
                             Hillhaven Corporation (Incorporated by reference to Exhibit 4(c) to the document referred to in Note 9 below)

                 4.19 Credit Agreement dated as of September 2, 1993, between First Healthcare Corporation, as lender, and Hillhaven PIP Funding I, Inc., as borrower
                             (Incorporated by reference to Exhibit 4.07 to the document referred to in Note 8 below)

                 4.20        The Hillhaven Corporation 1991 Performance
                             Investment Plan (Incorporated by reference to Exhibit 10.24 to the document referred to in
                             Note 1 below)

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
                   4.21      Certificate of Designation, Preferences and Rights
                             of Series B Convertible Preferred Stock
                             (Incorporated by reference to Exhibit 4.03 to the
                             document referred to in Note 8 below)

                   4.22      Form of Indenture between Hillhaven and Chemical
                             Bank, as Trustee with respect to the Convertible
                             Debentures due May 29, 1999 (Incorporated by reference to Exhibit 4.01 to the document referred to in Note 8 below)

                   4.23      Form of Convertible Debenture due May 29, 1999
                             (Incorporated by reference to Exhibit 4.02 to the document referred to in Note 8 below)

   (10)      MATERIAL CONTRACTS

                  10.01 Services Agreement between Hillhaven and Tenet, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.2 to the document referred to in Note 1 below)

                  10.02 Tax Sharing Agreement between Hillhaven and Tenet, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.3 to the document referred to in Note 1 below)

                  10.03      Government Programs Agreement between Hillhaven and
                             Tenet, dated January 31, 1990 (Incorporated by reference to Exhibit 10.4 to the document referred to in Note 1 below)

                  10.04 Insurance Agreement between Hillhaven and Tenet, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.5 to the document referred to in Note 1 below)

                 *10.05      Employee and Employee Benefits Agreement between
                             Hillhaven and Tenet, dated as of January 31, 1990
                             (Incorporated by reference to Exhibit 10.6 to the document referred to in Note 1 below)

                 *10.06      Resignation Agreement and General Release between
                             Hillhaven and Richard K. Eamer, dated as of September 15, 1993 (Incorporated by reference to
                             Exhibit 10.06 to the document referred to in Note
                             10 below)

                 *10.07      Employment Agreement between Hillhaven and Leonard
                             Cohen, dated as of January 31, 1990 (Incorporated by reference to Exhibit 10.21 to the document referred to in Note 1 below)

                 *10.08      Amendment No. One to Employment Agreement between
                             Hillhaven and Leonard Cohen, dated as of  May 31,
                             1994 (Incorporated by reference to Exhibit 10.08 to the document referred to in Note 10 below)

                 *10.09      Severance Agreement among Hillhaven, Tenet and
                             Christopher J. Marker, dated as of January 31, 1990
                             (Incorporated by reference to Exhibit 10.23 to the document referred to in Note 1 below)

EXHIBIT
   NO.           ITEM/DOCUMENT
-------          -------------
                 *10.10      Severance Agreement between Hillhaven and
                             Christopher J. Marker, dated as of May 24, 1994
                             (Incorporated by reference to Exhibit 10.10 to the
                             document referred to in Note 10 below)

                 *10.11 Form of Severance Agreement between Hillhaven and certain of its officers (Incorporated by reference to Exhibit 10.11 to the document referred to in
                             Note 10 below)

                 *10.12      Form of Amendment to Severance Agreement between
                             Hillhaven and certain of its officers (Incorporated by reference to Exhibit 10 to the document referred to in Note 13 below)

                  10.13 Form of Indemnification Agreement between Hillhaven and certain of its executive officers (Incorporated by reference to Exhibit 4.8 to the document referred to in Note 1 below)

                 *10.14      Hillhaven Directors' Stock Option Plan
                             (Incorporated by reference to Exhibit 10.18 to the document referred to in Note 1 below)

                 *10.15      The Amended Hillhaven Corporation Board of
                             Directors Retirement Plan

                 *10.16 Hillhaven Deferred Savings Plan (Incorporated by reference to Exhibit 10.11 to the document referred to in Note 1 below)

                 *10.17 Hillhaven 1990 Stock Incentive Plan (Incorporated by reference to Exhibit 10.12 to the document referred to in Note 1 below)

                 *10.18      Hillhaven Annual Incentive Plan, amended as of
                             December 6, 1994

                 *10.19 Hillhaven Long Term Incentive Plan (Incorporated by reference to Exhibit 10.14 to the document referred to in Note 1 below)

                 *10.20      Hillhaven Deferred Compensation Plan

                 *10.21      Amended and Restated Hillhaven Supplemental
                             Executive Retirement Plan

                 *10.22      Hillhaven Individual Retirement Annuity Plan
                             (Incorporated by reference to Exhibit 10.19 to the document referred to in Note 1 below)

                  10.23      Form of Assignment and Assumption of Lease
                             Agreement between Hillhaven and certain
                             subsidiaries, on the one hand, and Tenet and certain subsidiaries on the other hand, together with the related Guaranty by Hillhaven, dated on or prior to January 31, 1990 (Incorporated by reference to Exhibit 10.7 to the document referred to in Note 1 below)

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
                 10.24       Form of Management Agreement between First
                             Healthcare Corporation and certain Tenet
                             subsidiaries, dated on or prior to January 31,
                             1990 (Incorporated by reference to Exhibit 10.10 to
                             the document referred to in Note 1 below)

                 10.25       Reorganization and Distribution Agreement between
                             Hillhaven and Tenet, dated as of January 8, 1990, as amended on January 30, 1990 (Incorporated by reference to Exhibit 2.01 to the document referred to in Note 1 below)

                 10.26 Guarantee Reimbursement Agreement between Hillhaven and Tenet, dated as of January 31, 1990
                             (Incorporated by reference to Exhibit 10.8 to the document referred to in Note 1 below)

                 10.27       First Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of October 30, 1990 (Incorporated by reference to
                             Exhibit 10.27 to the document referred to in
                             Note 10 below)

                 10.28       First Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of May 30, 1991 (Incorporated by reference to Exhibit
                             10.45 to the document referred to in Note 3 below)

                 10.29       Second Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of October 2, 1991 (Incorporated by reference to
                             Exhibit 10.46 to the document referred to in
                             Note 3 below)

                 10.30       Third Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of April 1, 1992 (Incorporated by reference to Exhibit
                             10.47 to the document referred to in Note 3 below)

                 10.31       Fourth Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of November 12, 1992 (Incorporated by reference to
                             Exhibit 10.13 to the document referred to in Note
                             6 below)

                 10.32       Fifth Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of February 19, 1993 (Incorporated by reference to
                             Exhibit 10.14 to the document referred to in Note
                             6 below)

                 10.33       Sixth Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of May 28, 1993 (Incorporated by reference to Exhibit
                             10.15 to the document referred to in Note 6 below)

                 10.34       Seventh Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of May 28, 1993 (Incorporated by reference to Exhibit
                             10.34 to the document referred to in Note 10 below)

                 10.35       Eighth Amendment to Guarantee Reimbursement
                             Agreement between Hillhaven and Tenet, dated as of September 2, 1993 (Incorporated by reference to
                             Exhibit 10.35 to the document referred to in Note
                             10 below)

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
                 10.36       Amended and Restated Loan Agreement among
                             Hillhaven, New Pond Village Associates and Bay Bank
                             of Boston, N.A., dated as of August 25, 1989 and
                             effective November 1, 1991 (Incorporated by
                             reference to Exhibit 10.52 to the document referred
                             to in Note 3 below)

                 10.37       Facility Agreement among First Healthcare
                             Corporation and Certain Limited Partnerships, dated as of April 23, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.42 to the document referred to in Note
                             3 below)

                 10.38       First Amendment to Facility Agreement among First
                             Healthcare Corporation and Certain Limited
                             Partnerships, dated as of July 31, 1992 relating to the sale of 32 nursing centers (Incorporated by reference to Exhibit 10.43 to the document referred to in Note 3 below)

                 10.39       Letter of Intent dated June 22, 1993 between
                             Hillhaven and Tenet (Incorporated by reference to Exhibit 10.63 to the document referred to in
                             Note 6 below)

                 10.40       Agreement and Waiver, dated as of September 2,
                             1993, by and among Hillhaven, First Healthcare
                             Corporation, Tenet and certain Tenet subsidiaries
                             (Incorporated by reference to Exhibit 10.52 to the document referred to in Note 10 below)

                 10.41       Novation Agreement among Hillhaven Funding
                             Corporation, Banque Indosuez, New York Branch,
                             Banque Nationale de Paris, San Francisco Agency,
                             Bank of America National Trust and Savings
                             Association and Seattle-First National Bank, dated as of April 29, 1994 (Incorporated by reference to Exhibit 10.53 to the document referred to in Note
                             10 below)

                 10.42       Amended and Restated Master Sale and Servicing
                             Agreement among Hillhaven Funding Corporation,
                             Hillhaven and certain Hillhaven subsidiaries, dated as of April 29, 1994 (Incorporated by reference to Exhibit 10.54 to the document referred to in Note
                             10 below)

                 10.43       Amended and Restated Liquidity Agreement between
                             Hillhaven Funding Corporation, Bank of America
                             National Trust and Savings Association and
                             Seattle-First National Bank dated as of April 29,
                             1994 (Incorporated by reference to Exhibit 10.55 to the document referred to in Note 10 below)

                 10.44 Amendment No. 4 to Credit Agreement, dated as of October 28, 1994, Amending (and Restating) the $360,000,000 Credit Agreement dated as of September 1, 1993 (Incorporated by reference to
                             Exhibit 10 to the document referred to in Note 11 below)

                 10.45       Amendment No. 5 to Credit Agreement, dated as of
                             April 21, 1995, Amending the $360,000,000 Credit
                             Agreement dated as of September 1, 1993

EXHIBIT
   NO.           ITEM/DOCUMENT
---------        -------------
                 10.46       Trust Agreement Between The Hillhaven Corporation
                             and Wachovia Bank of North Carolina, N.A., as
                             Trustee, dated as of January 16, 1995 (Incorporated
                             by reference to Exhibit 99.01 to the document
                             referred to in Note 12 below)

                 10.47       Stock Purchase Agreement, dated as of January 16,
                             1995 (Incorporated by reference to Exhibit 99.02 to the document referred to in Note 12 below)

                 10.48       Amended and Restated Agreement and Plan of Share
                             Exchange and Agreements to Assign  Partnership
                             Interests dated as of February 27, 1995 by and among The Hillhaven Corporation, Nationwide Care,
                             Inc., Phillippe Enterprises, Inc., Meadowvale
                             Skilled Care Center, Inc. and Specified Partners of
                             Camelot Care Centers, Evergreen Woods, Ltd. and
                             Shangri-La Partnership (Incorporated by reference to Exhibit 2.01 to the document referred to in
                             Note 14 below)

                 10.49       Amended and Restated Agreement and Plan of Merger
                             (Incorporated by reference to Appendix A to the document referred to in Note 15 below)

                 10.50 Other Debt Instruments -- Copies of additional debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

   (11)      COMPUTATION OF PER SHARE EARNINGS

                 11.01       Statement re: Computation of Per Share Earnings

   (21)      SUBSIDIARIES

                 21.01       Subsidiaries of the Registrant

   (23)      CONSENT OF EXPERTS AND COUNSEL

                 23.01       Consent of Independent Accountants, KPMG Peat
                             Marwick LLP

   (27)      FINANCIAL DATA SCHEDULE

   (99)      MISCELLANEOUS

                 99.01       Section entitled "Operations and Management After
                             The Merger" from Vencor, Inc. Form S-4 (File No.
                             33-59345) (See Note 15 below)



  Note
Reference       Document
---------       --------
        1.       Quarterly Report on Form 10-Q for the quarter ended November
                   30, 1989, as amended.
        2.       Quarterly Report on Form 10-Q for the quarter ended November
                   30, 1991, as amended.
        3.       Annual Report on Form 10-K for the year ended May 31, 1992, as amended.
        4.       Registration Statement on Form S-1 (File No. 33-48755).
        5.       Registration Statement on Form S-3 (File No. 33-65718).
        6.       Annual Report on Form 10-K for the year ended May 31, 1993.
        7.       Current Report on Form 8-K dated September 2, 1993.
        8.       Registration Statement on Form S-3 (File No. 33-50833).
        9.       Quarterly Report on Form 10-Q for the quarter ended November 30, 1993.
        10.      Annual Report on Form 10-K for the year ended May 31, 1994.
        11.      Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.
        12.      Current Report on Form 8-K dated January 27, 1995.
        13.      Quarterly Report on Form 10-Q for the quarter ended February 28, 1995.
        14.      Registration Statement on Form S-4 (File No. 33-58641).
        15.      Registration Statement on Form S-4 of Vencor, Inc. (File No. 33-59345).
        16.      Form 8-A/A dated as of January 20, 1995.
        17.      Form 8-A/A dated as of February 10, 1995.
